Form 10-Q
period 2011-12-31
INERGY MIDSTREAM, L.P.
filed 2012-02-01
CIK 1304464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER: 001-35377

Inergy Midstream, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-1647837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Brush Creek Blvd., Suite 200 Kansas City, Missouri	64112
(Address of principal executive offices)	(Zip code)

(816) 842-8181

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

INERGY MIDSTREAM, L.P. (FORMERLY INERGY MIDSTREAM, LLC)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Inergy Midstream, L.P.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	December 31, 2011	September 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$0.1	$—
Accounts receivable	12.3	9.7
Inventories	1.2	1.1
Prepaid expenses and other current assets	6.0	4.5

Total current assets	19.6	15.3

Property, plant and equipment (Note 3)	743.8	707.4
Less: accumulated depreciation	145.2	135.3

Property, plant and equipment, net	598.6	572.1

Intangible assets:
Customer accounts	36.3	36.3
Other intangible assets	11.6	7.0

	47.9	43.3
Less: accumulated amortization	19.2	18.5

Intangible assets, net	28.7	24.8

Goodwill	90.2	90.2

Total assets	$737.1	$702.4

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$5.6	$7.2
Accrued expenses	9.5	11.0
Bank overdraft	—	0.2
Payable to Inergy Propane, LLC and Inergy, L.P. (Note 2)	0.1	129.8
Current portion of long-term debt (Note 5)	0.2	—

Total current liabilities	15.4	148.2

Long-term debt, less current portion (Note 5)	80.0	—
Other long-term liabilities	0.9	0.9

Partners’ capital (Note 6):
Limited partner unitholders (74,330,882 common units issued and outstanding as of December 31, 2011)	640.8	553.3

Total partners’ capital	640.8	553.3

Total liabilities and partners’ capital	$737.1	$702.4

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended December 31,
	2011	2010
Revenue:
Firm storage	$21.8	$21.8
Transportation	6.5	3.0
Hub services	3.4	0.9
Related party firm storage (Note 8)	2.0	0.2

	33.7	25.9
Costs and expenses:
Storage related costs	1.9	2.1
Transportation related costs	1.7	1.7
Operating and administrative	5.2	4.0
Depreciation and amortization	10.5	9.1

	19.3	16.9

Net income	$14.4	$9.0

Less: Net income prior to initial public offering of Inergy Midstream, L.P.	14.2

Total limited partners’ interest in net income	$0.2

Net income per limited partner unit:
Basic	$0.00

Diluted	$0.00

Weighted-average limited partner units outstanding (in thousands):
Basic	74,331

Diluted	74,331

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

Total Partners’ Capital
Balance at September 30, 2011	$553.3
Net proceeds from issuance of common units	292.7
Extinguishment of indebtedness owed to Inergy, L.P.	152.8
Distributions to Inergy, L.P.	(118.2)
Assumption of promissory note of Inergy, L.P.	(255.0)
Unit-based compensation charges	0.8
Comprehensive income:
Net income	14.4

Comprehensive income	14.4

Balance at December 31, 2011	$640.8

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended December 31,
	2011	2010
Operating activities
Net income	$14.4	$9.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9.9	8.4
Amortization	0.6	0.7
Unit-based compensation charges	0.8	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2.6)	(1.6)
Inventories	—	(0.1)
Prepaid expenses and other current assets	(1.6)	(1.3)
Accounts payable and accrued expenses	0.4	3.1
Bank overdraft	(0.2)	0.5
Payable to Inergy Propane, LLC and Inergy, L.P.	2.4	3.7

Net cash provided by operating activities	24.1	22.4

Investing activities
Purchases of property, plant and equipment	(38.1)	(9.9)

Net cash used in investing activities	(38.1)	(9.9)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Three Months Ended December 31,
	2011	2010
Financing activities
Proceeds from the issuance of long-term debt	$86.8	$—
Principal payments on long-term debt	(6.6)	—
Distribution to Inergy, L.P.	(118.2)	—
Principal payment on promissory note	(255.0)	—
Borrowings from related party	42.9	11.5
Payments to related party	(24.0)	(24.0)
Net proceeds from issuance of common units	292.7	—
Payments for deferred financing costs	(4.5)	—

Net cash provided by (used in) financing activities	14.1	(12.5)

Net increase in cash	0.1	—
Cash at beginning of period	—	—

Cash at end of period	$0.1	$—

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(3.4)	$(0.4)

Net change to property, plant and equipment through non-cash capitalized interest	$1.7	$—

Extinguishment of indebtedness owed to Inergy, L.P.	$152.8	$—

Assumption of promissory note of Inergy, L.P. (Note 6)	$255.0	$—

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Inergy Midstream, LLC was formed in September 2004 by Inergy, L.P. (“Inergy”) to acquire, develop, own and operate midstream energy assets. In connection its initial public offering (“IPO”) of common units representing limited partnership interests, Inergy Midstream, LLC converted into a Delaware limited partnership and changed its name to Inergy Midstream, L.P. (the “Company”) on November 14, 2011, and transferred to Inergy 100% of its membership interest in two wholly owned subsidiaries (US Salt, LLC and Tres Palacios Gas Storage LLC) on November 25, 2011. The Company’s common units began trading on the New York Stock Exchange (“NYSE”) on December 16, 2011 under the symbol “NRGM,” and the IPO closed on December 21, 2011.

The Company issued 18,400,000 common units in the IPO, including 2,400,000 common units issued under the underwriters’ overallotment rights. No public market for the common units existed prior to the IPO. Upon completion of the offering, the public owned common units representing an approximate 24.8% limited partnership interest in the Company and Inergy owned common units representing an approximate 75.2% limited partnership interest in the Company. Inergy indirectly owns the Company’s general partnership interest, which entitles the general partner to management but no economic rights in the Company.

Inergy owns all of the Company’s Incentive Distribution Rights (“IDRs”) which entitle it to receive 50% of all distributions by the Company in excess of the initial quarterly distribution of $0.37 per unit. IDRs, which represent a limited partnership ownership interest in the Company, are considered to be participating securities because they have the right to participate in earnings with common equity holders. Under our partnership agreement, IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed earnings or losses. Accordingly, the undistributed net income is allocated to the other ownership interests on a pro-rata basis. Distributions declared in the quarter ended December 31, 2011, were less than the initial annualized distribution and therefore no IDR amounts were earned.

Nature of Operations

The Company is engaged primarily in the storage and transportation of natural gas and natural gas liquids (“NGLs”). Its operations are currently concentrated in the Northeast region of the United States.

The Company owns and operates the following natural gas and NGL storage facilities:

•

Stagecoach, a 26.3 Bcf multi-cycle depleted reservoir natural gas storage facility located approximately 150 miles northwest of New York City in Tioga County, New York and Bradford County, Pennsylvania;

•	Thomas Corners, a 7.0 Bcf multi-cycle depleted reservoir natural gas storage facility located in Steuben County, New York;

•	Steuben, a 6.2 Bcf single-turn depleted reservoir natural gas storage facility located in Steuben County, New York;

•	Seneca Lake, a 1.5 Bcf multi-cycle salt dome reservoir natural gas storage facility located in Schuyler County, New York; and

•	Bath, a 1.5 million barrel NGL storage facility located near Bath, New York.

The Company also owns and operates natural gas transportation assets in the Northeast, including:

•

the compression and appurtenant facilities installed to expand transportation capacity on the Stagecoach north and south laterals (the “North/South expansion project”), which provide 355 MMcf/d of interstate transportation service to shippers; and

•	a 37.5-mile, 12-inch diameter intrastate natural gas pipeline in New York.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The financial information contained herein as of December 31, 2011, and for the three-month periods ended December 31, 2011 and 2010, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.

The accompanying consolidated financial statements include the accounts of Inergy Midstream, L.P. (formerly Inergy Midstream, LLC) and its wholly owned subsidiaries, Arlington Storage Company, LLC (“Arlington”), Central New York Oil And Gas Company, L.L.C. (“CNYOG”), Finger Lakes LPG Storage, LLC (“Finger Lakes”), Inergy Gas Marketing, LLC, Inergy Pipeline East, LLC, and Inergy Storage, Inc. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

Prior to the completion of the IPO on December 21, 2011 the Company was a wholly owned subsidiary of Inergy. The consolidated financial statements that are presented for the periods prior to the IPO have been prepared to represent the net assets and related historical results of the Company as if it were a stand-alone entity with the exception that the operations of US Salt, LLC and Tres Palacios Gas Storage LLC (which were assigned to Inergy on November 25, 2011) have been excluded from the historical operations. The general ledger of each entity owned by the Company (excluding US Salt, LLC and Tres Palacios Gas Storage LLC) forms the primary basis for the accompanying financial statements. Costs incurred by Inergy which benefit both the Company and Inergy’s wholly owned subsidiaries, have been allocated in a manner described in “Allocation of Expenses” below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Revenue for natural gas and NGL firm storage is recognized ratably over the contract period regardless of the volume of natural gas or NGL stored by our customers. Revenue for transportation services is recognized ratably over the contract period regardless of the volume of natural gas that has shipped. Transportation revenue is derived from the sale of capacity that the Company has secured on certain third party pipelines, revenues for transportation on natural gas pipelines acquired in the Seneca Lake acquisition in July 2011, and transportation revenue from placing the North/South expansion project into service in the three months ended December 31, 2011. Revenue from hub services is recognized ratably over the contract period. The contract period for hub services is typically less than one year.

Expense Classification

Storage related costs consist of the direct costs to operate the storage facilities including power, contractor and fuel costs. These costs support the revenue generated from firm storage and hub services. Our transportation related costs consist primarily of costs to procure firm transportation capacity on certain pipelines. With the acquisition of Seneca Lake and two related pipelines on July 13, 2011, transportation related costs also consist of direct costs to operate Seneca Lake’s pipeline lateral and the East pipeline. In limited instances, the Company may sell inventory obtained from fuel-in-kind collections. The cost basis of this inventory will be recorded in storage related costs. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in storage and transportation related costs and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in providing storage services, but are not included in storage and transportation related costs. These amounts were $10.4 million and $8.8 million for the three months ended December 31, 2011 and 2010, respectively.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Credit Risk and Concentrations

The Company generally extends unsecured credit to the majority of its customer base. Credit for its customers is extended based on an evaluation of each customer’s financial condition. A substantial portion of the Company’s customer base is investment grade companies. Historically, write-offs for uncollectible accounts have been insignificant and the Company determined that an allowance for doubtful accounts was not necessary at either December 31, 2011 or September 30, 2011.

For the three months ended December 31, 2011 and 2010, ConEdison accounted for approximately 19% and 25%, respectively, of the Company’s total revenue. No other customer accounted for 10% or more of the Company’s total revenue for the three months ended December 31, 2011 and 2010.

ConEdison accounted for 18% and 24% of consolidated accounts receivable as of December 31, 2011 and 2010, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

Inventories

Inventories, consisting primarily of natural gas, are stated at the lower of cost or market and are computed predominantly using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. The Company capitalizes all construction related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $1.8 million and $1.2 million for the three months ended December 31, 2011 and 2010. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Land, improvements and buildings	15–25
Office furniture and equipment	3–7
Vehicles	5
Base gas	10
Plant equipment	15

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not identified any indicators that suggest the carrying amount of an asset may not be recoverable for the periods ended December 31, 2011 and 2010.

Identifiable Intangible Assets

Intangible assets acquired in the acquisition of a business are required to be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has recorded certain identifiable intangible assets, including customer accounts and covenants not to compete. Customer accounts and covenants not to compete arising from past acquisitions are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Customer accounts	20
Covenants not to compete	3–5
Deferred financing costs	5

Goodwill

Goodwill is recognized for various acquisitions by the Company as the excess of the cost of the acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

In connection with the goodwill impairment evaluation, the Company identified one reporting unit. The carrying value of this reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit as of the date of the evaluation on a specific identification basis. To the extent the reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount.

The Company completed its annual impairment test for its reporting unit and determined that no impairment existed as of September 30, 2011. No indicators of impairment were identified requiring an interim impairment test during the three-month period ended December 31, 2011.

Income Taxes

The Company and its majority unitholder, Inergy, are generally not subject to federal or state income tax. Therefore, the earnings of the Company are included in the federal and state income tax returns of its common unitholders and, as a result of Inergy’s majority ownership interest in the Company, the individual partners of Inergy. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Company’s partnership agreement.

Earnings Per Unit

The Company calculates basic net income per limited partner unit by dividing net income applicable to the partners’ common interest by the weighted-average number of units outstanding. Net income and the weighted-average number of units outstanding are presented only for the period subsequent to the IPO on December 21, 2011. Basic and diluted net income per unit are the same, as there are no potentially dilutive units outstanding at December 31, 2011.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value

The carrying amounts of cash, accounts receivable, accounts payable and debt approximate their fair value.

Transactions with Inergy and Inergy Propane, LLC

Inergy, through its subsidiary Inergy Propane, LLC, has historically provided the Company with funding to support its acquisition, capital expansion and working capital needs. The amounts provided by Inergy to finance acquisitions were considered to be permanent investments by Inergy and have accordingly been classified as parent company’s investment on the consolidated financial statements of the Company. Amounts financed to support capital expansion and working capital needs, net of what the Company provided to Inergy Propane, LLC, were considered to be loans and were classified as payable to Inergy Propane, LLC and Inergy on the Company’s consolidated financial statements. In connection with our IPO on December 21, 2011, Inergy and Inergy Propane, LLC extinguished $152.8 million of indebtedness owed by the Company, which was treated as a capital contribution by Inergy.

Subsequent to the IPO, Inergy will no longer provide credit support to the Company. The Company intends to use its $500 million revolving credit facility to finance acquisitions and its capital expansion and working capital needs.

Interest on intercompany loans provided by Inergy was historically charged on the loan balances during the period of construction of the Company’s expansion projects.

Allocation of Expenses

The Company shares common management, operating and administrative and overhead costs with Inergy. The shared costs allocated to the Company totaled $1.25 million and $2.3 million for the three months ended December 31, 2011 and 2010, respectively. In conjunction with its IPO, the Company entered into an Omnibus Agreement with Inergy that requires the Company to reimburse Inergy for all shared costs incurred. As the Omnibus Agreement was not in place for the prior period, management estimated an allocation of these costs and this amount has been reflected in the financial statements. Management believes the assumptions and allocations were made on a reasonable basis. Due to the nature of these shared costs, it is not practicable to estimate what the costs would have been on a stand-alone basis. Accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have occurred, if the Company had operated as a stand-alone entity.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the realized loss on a derivative instrument that the Company entered into to hedge the purchase of base gas for one storage facility. The amount included in other comprehensive income associated with this derivative is being reclassified to earnings over the same period that the hedged base gas is recorded in earnings. Other comprehensive income is immaterial for the three-month period ended December 31, 2011.

Property Tax Receivable

The Company receives property tax benefits under New York’s Empire State Development program. The amounts due to be refunded to the Company under this program amounted to $3.7 million and $2.4 million as of December 31, 2011 and September 31, 2011, respectively. These amounts have been classified in prepaid expenses and other current assets on the consolidated balance sheets.

Asset Retirement Obligations

An asset retirement obligation (ARO) is an estimated liability for the cost to retire a tangible asset. The fair value of certain AROs could not be made as settlement dates (or range of dates) associated with these assets were not estimable.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reportable Segment

The Company has determined that it has one operating and one reportable segment based on the information reviewed by its chief operating decision maker in making decisions regarding allocation of resources.

NRGM GP, LLC Change of Control Event

In connection with the IPO, Inergy and Inergy Holdings GP, LLC (“Holdings GP”), the indirect owner of Inergy’s general partner, have agreed to enter into a membership interest purchase agreement under which, under certain circumstances, Holdings GP will be required to purchase from Inergy, and Inergy will be required to sell to Holdings GP, all of the membership interests in MGP GP, LLC, the entity that controls our general partner, for nominal consideration. MGP GP, LLC is a wholly owned subsidiary of Inergy and the general partner of Inergy Midstream Holdings, L.P., which is the sole member of the Company’s general partner and direct holder of all of its incentive distribution rights. Under the agreement, Holdings GP is required to purchase MGP GP, LLC in the event that (i) a change of control of Inergy occurs at a time when Inergy is entitled to receive less than 50% of all cash distributed with respect to the Company’s limited partner interests and incentive distribution rights or (ii) through dilution or a distribution to the Inergy common unitholders of Inergy’s interests in us, Inergy is entitled to receive less than 25% of all cash distributed with respect to the Company’s limited partner interests and incentive distribution rights.

Recently Issued Accounting Pronouncements

In June 2011 the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Furthermore, regardless of the presentation methodology elected, the entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for the Company on October 1, 2012. The Company does not currently anticipate the adoption of ASU 2011-05 will impact comprehensive income, however it will require the Company to change its historical practice of showing these items within the Consolidated Statement of Partners’ Capital.

Note 3 – Certain Balance Sheet Information

Property, plant and equipment consisted of the following at December 31, 2011 and September 30, 2011, respectively (in millions):

	December 31, 2011	September 30, 2011
Plant equipment	$146.8	$109.8
Land and buildings	386.2	355.3
Vehicles	2.4	2.3
Construction in process	137.1	168.7
Base gas	71.1	71.1
Office furniture and equipment	0.2	0.2

	743.8	707.4
Less: accumulated depreciation	145.2	135.3

Total property, plant and equipment, net	$598.6	$572.1

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intangible assets consisted of the following at December 31, 2011 and September 30, 2011, respectively (in millions):

	December 31, 2011	September 30, 2011
Customer accounts	$36.3	$36.3
Covenants not to compete	7.0	7.0
Deferred financing and other costs	4.6	—

	47.9	43.3
Less: accumulated amortization	19.2	18.5

Total intangible assets, net	$28.7	$24.8

Note 4 – Business Acquisitions

On July 13, 2011, the Company acquired the Seneca Lake natural gas storage facility in Schuyler County, New York, and two related pipelines for approximately $66.8 million from New York State Electric & Gas Corporation (“NYSEG”). The natural gas storage facility and its west storage lateral were acquired by Arlington and are subject to jurisdiction by the Federal Energy Regulatory Commission (“FERC”). The other pipeline, the East Pipeline (formerly known as the Seneca Lake east lateral), was acquired by Inergy Pipeline East, LLC and is subject to regulation by the New York State Public Service Commission. This acquisition was funded by an equity contribution from Inergy. This acquisition of assets collectively constitutes a business and has been accounted for under FASB Accounting Standards Codification 805.

The primary purpose of this acquisition was to acquire natural gas storage and transportation equipment. In addition to the equipment, the Company assumed a storage contract with one customer (Dominion) and entered into new long-term storage and transportation contracts with NYSEG. These contracts are reflective of current market conditions and, given the terms of the contracts, including the remaining tenure, no amounts have been reflected in the opening balance sheet for acquired intangible assets. The Company is in the process of finalizing its valuations of the acquired property, plant and equipment, thus the provisional measurements of property, plant and equipment is subject to material change. The Company’s preliminary measurements have determined that the fair value of the acquired property, plant and equipment is consistent with, and approximates, the total purchase price. Therefore, the preliminary measurements include no amounts for acquired intangible assets or goodwill. The following table summarizes the estimated fair value of the assets acquired at the acquisition date (in millions):

July 13, 2011
Plant equipment	$66.3
Prepaid expenses	0.5

Net assets acquired	$66.8

The following represents the unaudited pro forma consolidated statements of operations as if Seneca Lake had been included in the consolidated results of the Company for the three months ended December 31, 2010 (in millions):

Pro Forma Consolidated Statements of Operations
Three Months Ended December 31, 2010
Revenue	$28.0
Net income	$9.3

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Seneca Lake to reflect the depreciation that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment had been made at the beginning of the respective period.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Long-Term Debt

On December 21, 2011, the Company entered into a new $500 million revolving credit facility (“Credit Facility”). The Credit Facility, which matures in December 2016, is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The Credit Facility has an accordion feature that allows the Company to increase loan commitments by up to $250 million, subject to the lenders’ agreement and the satisfaction of certain conditions. The Credit Facility includes a $10 million sub-limit for same-day swing line advances, and a $100 million sub-limit for letters of credit.

The Company borrowed $80 million under the Credit Facility to fund a cash distribution to Inergy for reimbursement of pre-IPO capital expenditures associated with the Company’s assets. In addition, the Company subsequently borrowed approximately $6.8 million and made $6.6 million in payments on the Credit Facility. Outstanding standby letters of credit under the Credit Facility amounted to $3.9 million at December 31, 2011. As a result, the Company has approximately $415.9 million of remaining capacity at December 31, 2011, subject to compliance with any applicable covenants under such facility.

The Credit Facility contains various covenants and restrictive provisions that limit its ability to, among other things:

•	incur additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	incur or permit certain liens to exist;

•	enter into certain types of transactions with affiliates;

•	merge, consolidate or amalgamate with another company; and

•	transfer or otherwise dispose of assets.

If the Company fails to perform its obligations under these and other covenants, the lenders’ credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Credit Facility could be declared immediately due and payable. The Credit Facility also has cross default provisions that apply to any other material indebtedness of the Company.

Borrowings under the Credit Facility are generally secured by pledges of the equity interests in the Company’s wholly owned subsidiaries, and guarantees issued by all of the Company’s subsidiaries. Borrowings under the Credit Facility, other than swing line loans, will bear interest at its option at either:

•

the Alternate Base Rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 0.75% to 1.75% depending on our most recent total leverage ratio; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 1.75% to 2.75% depending on the Company’s most recent total leverage ratio.

Swing line loans bear interest at the Alternate Base Rate plus a margin varying from 0.75% to 1.75%. The unused portion of the Credit Facility is subject to a commitment fee ranging from 0.30% to 0.50% per annum according to its most recent total leverage ratio. Interest on Alternative Base Rate loans is payable quarterly or, if the Adjusted LIBO Rate applies, it may be paid at more frequent intervals.

The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in its credit agreement) of not more than 5.00 to 1.00 and an interest coverage ratio (as defined in its credit agreement) of not less than 2.50 to 1.00.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Partners’ Capital

Classes of Unitholders

The Company has three classes of unitholders which include general partner, limited partner and incentive distribution rights. The Company’s partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2011, the Company will distribute all available cash (as defined in the partnership agreement) to common unitholders of record on the applicable record date. The general partner will not be entitled to distributions on its non-economic general partner interest. The incentive distribution rights are entitled to receive 50.0% of the cash distributed from operating surplus (as defined in the partnership agreement) in excess of the initial quarterly distribution of $0.37.

Inergy, as the initial holder of the Company’s incentive distribution rights, has the right under its partnership agreement to elect to relinquish the right to receive incentive distribution payments based on the initial quarterly distribution and to reset, at a higher level, the initial quarterly distribution amount (upon which the incentive distribution payments to Inergy would be set).

Common Unit Offering

On December 21, 2011, the Company closed its initial public offering of 18,400,000 common units, which included 2,400,000 common units issued as a result of the underwriters exercising their overallotment provision. The common units began trading on the NYSE on December 16, 2011 under the symbol “NRGM.”

As part of the IPO, the Company assumed from Inergy an unsecured promissory note under which $255 million was payable to JPMorgan Chase Bank. The Company used net IPO proceeds of approximately $292.7 million, along with borrowings of $80 million under its Credit Facility and $0.5 million from cash generated by current operations, to repay all of the $255 million owed under the promissory note assumed from Inergy, and to fund an $118.2 million cash distribution to Inergy for reimbursement of capital expenditures incurred prior to the IPO with respect to the Company’s assets.

Quarterly Distributions of Available Cash

On January 27, 2012, the Company declared a pro-rated distribution of $0.04 per limited partner unit to be paid on February 14, 2012, to unitholders of record on February 7, 2012, for a total distribution of $3.0 million with respect to the first fiscal quarter of 2012. The $0.04 cash distribution per limited partner unit corresponds to an initial quarterly cash distribution of $0.37 per quarter ($1.48 annually) and represents the prorated distribution for the period of time from December 21, 2011, the closing of the Company’s initial public offering, through December 31, 2011, the end of the first fiscal quarter.

Note 7 – Commitments and Contingencies

The Company has entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project, the MARC I pipeline and final completion activities related to the North/South expansion project. The Watkins Glen NGL development project entails the conversion of certain caverns created by US Salt into 2.1 million barrels of NGL storage. The MARC I pipeline project is a 39 mile, 30” bi-directional pipeline that will extend between our Stagecoach south lateral interconnect with Tennessee Gas Pipeline Company’s (“TGP”) 300 Line near its compressor station 319 and Transco’s Leidy Line near its compressor station 517, and is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. The North/South expansion project consists of adding additional compression and measurement facilities to our existing Stagecoach Laterals, which the Company fully placed into service in December 2011 and which has firm transportation capacity of 325,000 dekatherms per day. At December 31, 2011, the total of these firm purchase commitments was $15.7 million and the purchases associated with these commitments are expected to occur over the next twelve months.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In June 2010, the Company and CNYOG entered into a letter of intent with Anadarko Petroleum Corporation (“Anadarko”) which contemplated that, subject to certain conditions, Anadarko may exercise an option to acquire up to a 25% ownership interest in the MARC I pipeline. On September 23, 2011, Anadarko filed a complaint against the Company and CNYOG in the Court of Common Pleas in Lycoming County, Pennsylvania (Cause No. 11-01697) alleging that (i) Anadarko had an option to acquire, and timely exercised its option to acquire, a 25% ownership interest in the MARC I pipeline, (ii) we refused to enter into definitive agreements under which Anadarko would acquire a 25% interest in the pipeline and, by doing so, we breached the letter of intent, and (iii) by refusing to enter into definitive agreements, we breached a duty of good faith and fair dealing in connection with the letter of intent. Based on these allegations, Anadarko seeks various remedies, including specific performance of the letter of intent and monetary damages.

The Company filed preliminary objections to the complaint and sought a judgment in its favor and an order dismissing Anadarko’s complaint in November 2011. The Company’s motion to dismiss was denied on December 13, 2011. The Company subsequently filed its answer to Anadarko’s complaint on January 17, 2012, and expects to commence discovery in the near future. The Company believes that Anadarko’s claims are without merit and intends to vigorously defend themselves in the lawsuit.

The Company utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent.

Note 8 – Related Party Transactions

The Company has recorded sales to Inergy of $2.0 million and $0.2 million for the three months ended December 31, 2011 and 2010, respectively. The sales relate to storage space leased at the Company’s Bath storage facility. These sales increased the Company’s net income by $2.0 million and $0.2 million for the three months ended December 31, 2011 and 2010, respectively.

As discussed in Note 2, Inergy has historically funded certain of the Company’s activities.

Note 9 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

On January 27, 2012, the Company declared a pro-rated distribution of $0.04 per limited partner unit to be paid on February 14, 2012, to unitholders of record on February 7, 2012, for a total distribution of $3.0 million with respect to the first fiscal quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such forward-looking statements include, but are not limited to, our belief that we will complete our growth projects; we may have the opportunity to acquire midstream assets from Inergy in the future; our acquisition expertise should allow us to continue to grow through acquisitions; our belief that we will have the capacity to fund internal growth projects and acquisitions; and our belief that we will be able to generate stable cash flows. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: changes in general and local economic conditions; competitive conditions within our industry; our ability to complete internal growth projects on time and on budget; the price and availability of debt and equity financing; the effects of existing and future governmental legislation and regulations; and natural disasters, weather-related delays, casualty losses and other matters beyond our control. For those statements, we claim the protections of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Overview

We are a fee-based, growth-oriented Delaware limited partnership formed to own, operate, develop and acquire midstream energy assets. Our current asset base consists of natural gas and NGL storage and transportation assets located in the Northeast region of the United States. We own and operate four natural gas storage facilities located in New York and Pennsylvania that have an aggregate working gas storage capacity of 41.0 Bcf with high peak injection and withdrawal capabilities. We also own natural gas pipelines located in New York and Pennsylvania with 355 MMcf/d of interstate and intrastate transportation capacity and, upon completion of our MARC I pipeline that is currently under development, we will own a total of 875 MMcf/d of interstate transportation capacity. In addition, we own and operate a 1.5 million barrel NGL storage facility located near Bath, New York. Our near-term strategy is to continue to develop a platform of interconnected natural gas assets that can be operated as an integrated Northeast storage and transportation hub.

Our business has expanded rapidly through internal growth initiatives and acquisitions since its inception in 2005. We have grown our natural gas storage capacity from 13.0 Bcf as of September 30, 2005 to 41.0 Bcf as of December 31, 2011. We believe that our current asset base enables us to significantly expand our storage and transportation capacity through continued investment in attractive growth projects. We expect these growth projects will further increase connectivity among our natural gas facilities and with third-party pipelines, thereby resulting in increased demand for our services.

Our significant growth projects primarily include:

•

construction of the MARC I pipeline, a fully contracted natural gas transmission pipeline with 550 MMcf/d of interstate transportation service, which we expect to complete and place into service in 2012 with contracts extending to 2022. We obtained our FERC certificate order authorizing the MARC I project in November 2011. Although we expected to commence construction in late 2011, it has taken longer than anticipated to obtain the state permits and clearances required before FERC can authorize the commencement of construction activities. We expect to complete the north half of the MARC I pipeline in the first half of 2012;

•

development of a 2.1 million barrel NGL storage facility located near Watkins Glen, New York, which is approximately 95% contracted and which we expect to complete and place into service in 2012 with a contract extending to 2016; and

•

the North/South II expansion project, which is expected to enable shippers to move higher volumes of natural gas bi-directionally through our Stagecoach facility from Millennium to TGP’s 300 Line, and all points in between. As part of this project, we plan to (i) extend the Stagecoach north lateral approximately three miles to interconnect with our East Pipeline, which will allow shippers to transport volumes from TGP’s 300 Line (as well as intermediate points, including Millennium) to the point of interconnection between the East Pipeline and the Dominion transmission system in Tompkins County, New York, and (ii) expand, through the installation of additional compression or looping, the capacity of the Stagecoach laterals, which will enable shippers to move higher volumes of natural gas over the existing North/South pipeline route. We have requested FERC authorization to place the East Pipeline into interstate transportation service, are currently acquiring the land required to complete the 3-mile lateral extension under CNYOG’s blanket authority, and working with potential shippers on precedent agreements related to the North/South II expansion capacity. We expect to request FERC authorization to expand the North/South pipeline capacity in the first half of calendar 2012, after completing precedent agreements with shippers for all or substantially all of the expansion capacity.

We believe the key factors that impact our business are (i) the anticipated long-term supply and demand for natural gas and NGLs in the markets we serve, which determine the amount of volatility in natural gas and NGL prices and drive month-to-month differentials in the forward curve for natural gas prices; (ii) our ability to capitalize on internal growth projects; (iii) the needs of our customers and the competitiveness of our service offerings; and (iv) government regulation, including our ability to obtain the permits required to build new infrastructure. These factors, discussed in more detail below, play an important role in how we evaluate our operations and implement our long-term strategies.

We evaluate our business performance on the basis of the following key measures:

•	revenues derived from firm storage contracts and the percentage of physical capacity deliverability sold;

•	revenues derived from transportation contracts and the percentage of physical capacity sold;

•	our operating and administrative expenses; and

•	our EBITDA and Adjusted EBITDA.

We do not utilize depreciation, depletion and amortization expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives.

Firm Storage Contracts

A substantial majority of our revenues is derived from storage services we provide under firm contracts. We seek to maximize the portion of our physical capacity sold under firm contracts. With respect to our natural gas storage operations, to the extent that physical capacity that is contracted for firm service is not being fully utilized, we attempt to contract available capacity for interruptible service. The table below sets forth the percentage of physical capacity or deliverability sold under firm storage contracts, as of December 31, 2011:

Storage Facility	Percentage Contractually Committed	Weighted-Average Maturity (Year)
Stagecoach (Natural Gas)	95%	2015
Thomas Corners (Natural Gas)	100%	2015
Seneca Lake (Natural Gas)(1)	59%	2018
Steuben (Natural Gas)	100%	2013
Bath (NGL)(2)	100%	2016

(1)	We did not acquire Seneca Lake until July 2011 and are currently in the process of leasing out the remaining storage capacity at the facility.
(2)	We have contracted 100% of the operationally available storage capacity at our Bath storage facility to an affiliate, Inergy Propane, LLC.

Transportation Contracts

Our North/South expansion project and the East Pipeline, together with our MARC I pipeline when completed, are expected to provide material earnings to our operations. We will seek to maximize the portion of physical capacity sold on the pipelines under firm contracts. To the extent the physical capacity that is contracted for firm service is not being fully utilized, we plan to contract available capacity on an interruptible basis. As of December 31, 2011, our existing transportation assets and our MARC I project were 100% contracted and committed.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

The following table summarizes the consolidated statement of operations components for the three months ended December 31, 2011 and 2010, respectively (in millions):

	Three Months Ended December 31,		Change
	2011	2010	In Dollars	Percentage
Revenues	$33.7	$25.9	$7.8	30.1%
Service related costs	3.6	3.8	(0.2)	(5.3)
Operating and administrative expenses	5.2	4.0	1.2	30.0
Depreciation and amortization	10.5	9.1	1.4	15.4

Net income	$14.4	$9.0	$5.4	60.0%

Revenue. Revenues for the three months ended December 31, 2011, were $33.7 million, an increase of $7.8 million, or 30.1%, from $25.9 million during the same three-month period in 2010.

Revenues from firm storage were $23.8 million for the three months ended December 31, 2011, an increase of $1.8 million, or 8.2%, from $22.0 million during the same three-month period in 2010. Natural gas firm storage revenues increased primarily due to the acquisition of our Seneca Lake storage facility in July 2011.

Revenues from transportation were $6.5 million for the three months ended December 31, 2011, an increase of $3.5 million, or 116.7%, from $3.0 million during the same three-month period in 2010. Transportation revenues increased $1.5 million due to the in-servicing of our North/South expansion project and $1.1 million due to the acquisition of our Seneca Lake storage facility.

Revenues from hub services were $3.4 million for the three months ended December 31, 2011, an increase of $2.5 million, or 277.8%, from $0.9 million during the same three-month period in 2010. This increase resulted primarily from an increase in interruptible services at our Stagecoach facility due to an increase in demand for interruptible wheeling service as a result of customer demand to move gas to and from our interconnecting pipes primarily due to increasing natural gas development in Pennsylvania.

Service Related Costs. Service related costs for the three months ended December 31, 2011, were $3.6 million, a decrease of $0.2 million, or 5.3%, from $3.8 million during the same three-month period in 2010.

Storage related costs were $1.9 million for the three months ended December 31, 2011, a decrease of $0.2 million, or 9.5%, from $2.1 million during the same three-month period in 2010. Natural gas storage cost decreased $0.2 million and NGL storage cost remained flat.

Transportation related costs were $1.7 million for the three months ended December 31, 2011 and 2010. Transportation related costs are primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe.

Our storage related costs consist primarily of direct costs to run the storage facilities, including electricity, contractor and fuel costs. Our transportation related costs consist primarily of our costs to procure firm transportation capacity on certain pipelines. These costs are offset by any fuel-in-kind collections made during the period.

Operating and Administrative Expenses. Operating and administrative expenses were $5.2 million for the three months ended December 31, 2011, compared to $4.0 million during the same three-month period in 2010, an increase of $1.2 million, or 30.0%. Operating expenses increased primarily due to the acquisition of Seneca Lake in July 2011.

Depreciation and Amortization. Depreciation and amortization increased to $10.5 million for the three months ended December 31, 2011, from $9.1 million during the same three-month period in 2010. This $1.4 million, or 15.4%, increase resulted primarily from the Seneca Lake acquisition in July 2011.

Net Income. Net income for the three months ended December 31, 2011, was $14.4 million compared to net income of $9.0 million during the same three-month period in 2010. The $5.4 million, or 60.0%, increase in net income was primarily attributable to higher revenue during the three months ended December 31, 2011, partially offset by increased operating and administrative costs and depreciation and amortization.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended December 31, 2011 and 2010, respectively (in millions):

	Three Months Ended December 31,
	2011	2010
EBITDA:
Net income	$14.4	$9.0
Depreciation and amortization	10.5	9.1

EBITDA	$24.9	$18.1

Long-term incentive and equity compensation expense	0.8	0.3

Adjusted EBITDA	$25.7	$18.4

	Three Months Ended December 31,
	2011	2010
EBITDA:
Net cash provided by operating activities	$24.1	$22.4
Net changes in working capital balances	0.8	(4.3)

EBITDA	$24.9	$18.1

Long-term incentive and equity compensation expense	0.8	0.3

Adjusted EBITDA	$25.7	$18.4

EBITDA is defined as income (loss) before income taxes, plus net interest expense and depreciation and amortization expense. For the three months ended December 31, 2011 and 2010, EBITDA was $24.9 million and $18.1 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding long-term incentive and equity compensation expenses. Adjusted EBITDA was $25.7 million for the three months ended December 31, 2011, compared to $18.4 million in the same three-month period in 2010. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $24.1 million and $22.4 million for the three-month periods ending December 31, 2011 and 2010, respectively. The $1.7 million increase in operating cash flows was primarily attributable to the in-servicing of our North/South expansion project and the acquisition of our Seneca Lake storage facility.

Net investing cash outflows were $38.1 million and $9.9 million for the three-month periods ending December 31, 2011 and 2010, respectively. Net cash outflows were impacted solely by an increase in capital expenditures.

Net financing cash inflows (outflows) were $14.1 million and $(12.5) million for the three-month periods ending December 31, 2011 and 2010, respectively. The net change was primarily attributable to a $292.7 million increase in proceeds from the issuance of common units in our IPO, an $80.2 million increase in proceeds related to the issuance of long-term debt, net of payments on long-term debt, and an $31.4 million increase in borrowings from Inergy, net of payments to Inergy. Partially offsetting these increases in cash inflow was a $118.2 million increase in distributions to Inergy and a $255 million increase in principal payments on our promissory note assumed from Inergy, both of which occurred as part of our IPO. Inergy historically funded our working capital and growth capital expansion initiatives and we historically paid Inergy all cash generated from operations. Subsequent to our IPO, Inergy will no longer provide us credit support.

We believe that anticipated cash from operations and borrowing capacity under our Credit Facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. As of December 31, 2011, we have firm purchase commitments totaling approximately $15.7 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Company. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

Promissory Note

Immediately prior to the closing of our IPO, we assumed a $255 million unsecured term promissory note from Inergy, which we paid in full using the net proceeds from our IPO. Borrowings under our promissory note were incurred by Inergy to repay, repurchase or redeem existing debt of Inergy. We assumed the promissory note as partial consideration to Inergy in connection with the recapitalization of its ownership interest in us. The promissory note matured on, and was retired on, December 21, 2011.

Revolving Credit Facility

On December 21, 2011, we entered into our new $500 million, five-year revolving Credit Facility. It is available to fund acquisitions, working capital and internal growth and for general partnership purposes. The Credit Facility has an accordion feature that allows us to increase the available borrowings under the facility by up to $250 million, subject to the lenders’ agreement and the satisfaction of certain conditions. The Credit Facility includes a $10 million sub-limit for same-day swing line advances, and a $100 million sub-limit for letters of credit.

We borrowed $80 million under the Credit Facility to fund a cash distribution to Inergy for reimbursement of pre-IPO capital expenditures associated with our assets. In addition, we subsequently borrowed approximately $6.8 million and made $6.6 million in payments on the Credit Facility. Outstanding standby letters of credit under the Credit Facility amounted to $3.9 million at December 31, 2011. As a result, we have approximately $415.9 million of remaining capacity at December 31, 2011, subject to compliance with any applicable covenants under such facility.

The Credit Facility requires us to maintain a consolidated leverage ratio (as defined in our credit agreement) of not more than 5.00 to 1.00 and an interest coverage ratio (as defined in our credit agreement) of not less than 2.50 to 1.00.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

From time to time, we may use derivative instruments to (i) manage our exposure to interest rates or natural gas prices associated with future base gas purchases and (ii) economically hedge the intrinsic value of our natural gas storage facilities.

Commodity Price Risk

We do not take title to the natural gas or NGLs that we store or transport for our customers and, accordingly, are not exposed to commodity price fluctuations on natural gas or NGLs stored in our facilities or transported through our pipelines by our customers. Except for the base gas we purchase and use in our natural gas storage facilities, which we consider to be a long-term asset, and volume and pricing variations related to small volumes of fuel-in-kind natural gas that we are entitled to retain from our customers as compensation for our fuel costs, our current business model is designed to minimize our exposure to fluctuations in commodity prices. As a result, absent other market factors that could adversely impact our operations, changes in the price of natural gas or NGLs should not materially impact our operations.

Interest Rate Risk

Our operating and acquisition activities were historically funded by Inergy. Interest was not historically charged on the funding of our activities except during periods of construction.

As described above, at the closing of our IPO, we entered into a new $500 million revolving credit facility subject to the risk of loss associated with movements in interest rates. At December 31, 2011, we had floating rate obligations totaling $80.2 million under the Credit Facility. We may hedge portions of our borrowings under the Credit Facility from time to time. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. We had no hedging instruments in place at December 31, 2011.

If the floating rate were to fluctuate by 100 basis points from December 2011 levels, our interest expense would change by a total of approximately $0.8 million per year.

Item 4.	Controls and Procedures

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report.

In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In fiscal 2011, we completed the acquisition of Seneca Lake. See Note 4 “Business Acquisitions” to the Consolidated Financial Statements included in Item 1 for discussion of the acquisitions and related financial data.

We are currently in the process of evaluating the internal controls and procedures of our current acquisition. Further, we are in the process of integrating their operations. Management will continue to evaluate our internal control over financial reporting as we execute integration activities; however, integration activities could materially affect our internal control over financial reporting in future periods.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our prospectus dated December 15, 2011, filed with the SEC in accordance with Rule 424(b) of the Securities Act on December 16, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits –

3.1	Certificate of Limited Partnership of Inergy Midstream, L.P. (incorporated by reference to Exhibit 3.4 to Inergy Midstream, L.P.’s Form S-1/A filed on November 21, 2011)

3.2	First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P., dated December 21, 2011 (incorporated herein by reference to Exhibit 4.2 to Inergy Midstream, L.P.’s Form S-8 filed on December 21, 2011)

3.3	Certificate of Formation of NRGM GP, LLC (incorporated by reference to Exhibit 3.7 to Inergy Midstream, L.P.’s Form S-1/A filed on November 21, 2011)

3.4	Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011. (incorporated by reference to Exhibit 3.2 to Inergy Midstream, L.P.’s Form 8-K filed on December 21, 2011)

*31.1	Certification of Chief Executive Officer of Inergy Midstream, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Inergy Midstream, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Inergy Midstream, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Inergy Midstream, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY MIDSTREAM, L.P.

	By:	NRGM GP, LLC
(its managing general partner)

Date: February 1, 2012	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)