Form 10-Q
period 2012-03-31
INERGY MIDSTREAM, L.P.
filed 2012-05-03
CIK 1304464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	March 31, 2012	September 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable	11.0	9.7
Inventories	0.9	1.1
Prepaid expenses and other current assets	7.1	4.5

Total current assets	19.0	15.3

Property, plant and equipment (Note 3):	794.9	707.4
Less: accumulated depreciation	155.8	135.3

Property, plant and equipment, net	639.1	572.1

Intangible assets (Note 3):
Customer accounts	36.3	36.3
Other intangible assets	11.6	7.0

	47.9	43.3
Less: accumulated amortization	19.9	18.5

Intangible assets, net	28.0	24.8

Goodwill	90.2	90.2

Total assets	$776.3	$702.4

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$6.2	$7.2
Accrued expenses	20.1	11.0
Bank overdraft	—	0.2
Payable to Inergy Propane, LLC and Inergy, L.P. (Note 2)	0.3	129.8
Current portion of long-term debt (Note 5)	2.0	—

Total current liabilities	28.6	148.2

Long-term debt, less current portion (Note 5)	95.0	—
Other long-term liabilities	0.8	0.9

Partners’ capital (Note 6):
Limited partner unitholders (74,343,223 common units issued and outstanding as of March 31, 2012)	651.9	553.3

Total partners’ capital	651.9	553.3

Total liabilities and partners’ capital	$776.3	$702.4

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Firm storage	$20.2	$21.7	$41.1	$43.3
Transportation	7.6	2.6	14.1	5.6
Hub services	2.4	1.0	6.7	2.1
Related party firm storage (Note 8)	3.3	0.2	5.3	0.4

	33.5	25.5	67.2	51.4
Costs and expenses:
Storage related costs	1.6	2.5	3.5	4.6
Transportation related costs	1.4	1.3	3.1	3.0
Operating and administrative	5.9	3.3	11.1	7.3
Depreciation and amortization	11.2	9.1	21.7	18.2

	20.1	16.2	39.4	33.1

Net income	$13.4	$9.3	$27.8	$18.3

Less: Net income prior to initial public offering of Inergy Midstream, L.P.	—		12.9

Total limited partners’ interest in net income	$13.4		$14.9

Net income per limited partner unit:
Basic	$0.18		$0.20

Diluted	$0.18		$0.20

Weighted-average limited partners’ units outstanding (in thousands):
Basic	74,337		74,334

Diluted	74,337		74,334

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

Total Partners’ Capital
Balance at September 30, 2011	$553.3
Net proceeds from issuance of common units	292.7
Extinguishment of indebtedness owed to Inergy, L.P.	152.8
Distributions to Inergy, L.P.	(120.4)
Distributions	(0.7)
Assumption of promissory note of Inergy, L.P.	(255.0)
Unit-based compensation charges	1.5
Other	(0.1)
Comprehensive income:
Net income	27.8

Comprehensive income	27.8

Balance at March 31, 2012	$651.9

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended March 31,
	2012	2011
Operating activities
Net income	$27.8	$18.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.5	16.9
Amortization	1.2	1.3
Amortization of deferred financing costs	0.3	—
Unit-based compensation charges	1.5	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1.3)	(1.1)
Inventories	0.2	(1.0)
Prepaid expenses and other current assets	(2.7)	(1.1)
Accounts payable and accrued expenses	0.8	0.3
Bank overdraft	(0.2)	(0.6)
Payable to Inergy Propane, LLC and Inergy, L.P.	4.6	4.7

Net cash provided by operating activities	52.7	37.7

Investing activities
Purchases of property, plant and equipment	(78.6)	(22.6)

Net cash used in investing activities	(78.6)	(22.6)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended March 31,
	2012	2011
Financing activities
Proceeds from the issuance of long-term debt	$129.0	$—
Principal payments on long-term debt	(32.0)	—
Distribution to Inergy, L.P.	(120.4)	—
Distributions	(0.7)	—
Principal payment on promissory note	(255.0)	—
Borrowings from related party	33.6	29.0
Payments to related party	(16.6)	(44.1)
Net proceeds from issuance of common units	292.7	—
Other	(0.1)	—
Payments for deferred financing costs	(4.6)	—

Net cash provided by (used in) financing activities	25.9	(15.1)

Net increase in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$7.2	$3.8

Net change to property, plant and equipment through non-cash capitalized interest	$1.7	$—

Extinguishment of indebtedness owed to Inergy, L.P.	$152.8	$—

Assumption of promissory note of Inergy, L.P. (Note 6)	$255.0	$—

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

Inergy owns all of the Company’s Incentive Distribution Rights (“IDRs”) which entitle it to receive 50% of all distributions by the Company in excess of the initial quarterly distribution of $0.37 per unit. IDRs, which represent a limited partnership ownership interest in the Company, are considered to be participating securities because they have the right to participate in earnings with common equity holders. Under the Company’s partnership agreement, IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed earnings or losses. Accordingly, the undistributed net income is allocated to the other ownership interests on a pro-rata basis. Distributions declared in the quarter ended March 31, 2012, were less than the initial annualized distribution and therefore no IDR amounts were earned.

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

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company also owns and operates natural gas transportation assets in the Northeast, including:

•

the compression and appurtenant facilities installed to expand transportation capacity on the Stagecoach north and south laterals (the “North/South expansion project”), which provide 325 MMcf/d of interstate transportation service to shippers; and

•	a 37.5-mile, 12-inch diameter intrastate natural gas pipeline in New York.

Basis of Presentation

The financial information contained herein as of March 31, 2012, and for the three-month and six-month periods ended March 31, 2012 and 2011, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Revenue for natural gas and NGL firm storage is recognized ratably over the contract period regardless of the volume of natural gas or NGL stored by the Company’s customers, nominal revenues are also recognized based on volumes of storage gas received and or delivered by the Company’s customers. Revenue for transportation services is recognized ratably over the contract period. Transportation revenue is derived from the sale of capacity that the Company has secured on certain third party pipelines, revenues for transportation on natural gas pipelines acquired in the Seneca Lake acquisition in July 2011, and transportation revenue from placing the North/South expansion project into service in the three and six months ended March 31, 2012. Revenue from transportation services is also affected to a lesser extent by volumes of gas transported during the period. Revenue from hub services is recognized ratably over the contract period. The contract period for hub services is typically less than one year.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Expense Classification

Storage related costs consist of the direct costs to operate the storage and transportation facilities including power, contractor and fuel costs. These costs support the revenue generated from firm storage, hub services and transportation services to a lesser extent due to the intertwined nature of our assets. The Company’s transportation related costs consist primarily of costs to procure firm transportation capacity on certain pipelines. With the acquisition of Seneca Lake and two related pipelines on July 13, 2011, transportation related costs also consist of direct costs to operate Seneca Lake’s pipeline lateral and the East pipeline. In limited instances, the Company may sell inventory obtained from fuel-in-kind collections. The cost basis of this inventory will be recorded in storage related costs. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in storage and transportation related costs and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in providing storage services, but are not included in storage and transportation related costs. These amounts were $11.2 million and $8.8 million for the three months ended March 31, 2012 and 2011, respectively, and $21.6 million and $17.6 million for the six months ended March 31, 2012 and 2011, respectively.

Credit Risk and Concentrations

The Company generally extends unsecured credit to the majority of its customer base. Credit for its customers is extended based on an evaluation of each customer’s financial condition. A substantial portion of the Company’s customer base is investment grade companies. Historically, write-offs for uncollectible accounts have been insignificant and the Company determined that an allowance for doubtful accounts was not necessary at either March 31, 2012 or September 30, 2011.

For the three and six months ended March 31, 2012 and 2011, ConEdison accounted for approximately 19% and 26%, respectively, of the Company’s total revenue. No other customer accounted for 10% or more of the Company’s total revenue for the three and six months ended March 31, 2012 and 2011.

ConEdison accounted for 20% and 21% of consolidated accounts receivable as of March 31, 2012 and September 30, 2011, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. The Company capitalizes all construction related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $1.1 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively, and $2.9 million and $2.5 million for the six months ended March 31, 2012 and 2011, respectively. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Years
Land, improvements and buildings	15-25
Office furniture and equipment	3-7
Vehicles	5
Base gas	10
Plant equipment	5-15

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not identified any indicators that suggest the carrying amount of an asset may not be recoverable for the six-month periods ended March 31, 2012 and 2011.

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

Years
Customer accounts	20
Covenants not to compete	3-5
Deferred financing costs	5

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

The Company completed its annual impairment test for its reporting unit and determined that no impairment existed as of September 30, 2011. No indicators of impairment were identified requiring an interim impairment test during the six-month period ended March 31, 2012.

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

Earnings Per Unit

The Company calculates basic net income per limited partner unit by dividing net income applicable to the partners’ common interest by the weighted-average number of units outstanding. Net income and the weighted-average number of units outstanding are presented only for the period subsequent to the IPO on December 21, 2011. Basic and diluted net income per unit are the same, as there are no potentially dilutive units outstanding at March 31, 2012.

Fair Value

The carrying amounts of cash, accounts receivable, accounts payable and debt approximate their fair value.

Transactions with Inergy and Inergy Propane, LLC

Inergy, through its subsidiary Inergy Propane, LLC, has historically provided the Company with funding to support its acquisition, capital expansion and working capital needs. The amounts provided by Inergy to finance acquisitions were considered to be permanent investments by Inergy and have accordingly been classified as parent company’s investment on the consolidated financial statements of the Company. Amounts financed to support capital expansion and working capital needs, net of what the Company provided to Inergy Propane, LLC, were considered to be loans and were classified as payable to Inergy Propane, LLC and Inergy on the Company’s consolidated financial statements. In connection with the Company’s IPO on December 21, 2011, Inergy and Inergy Propane, LLC extinguished $152.8 million of indebtedness owed by the Company, which was treated as a capital contribution by Inergy.

Subsequent to the IPO, Inergy will no longer provide credit support to the Company. The Company intends to use its revolving credit facility to finance acquisitions and its capital expansion and working capital needs.

Interest on intercompany loans provided by Inergy was historically charged on the loan balances during the period of construction of the Company’s expansion projects.

Allocation of Expenses

The Company shares common management, operating and administrative and overhead costs with Inergy. The shared costs allocated to the Company totaled $2.0 million (including $0.7 million of unit-based compensation charges) and $1.9 million for the three months ended March 31, 2012 and 2011, respectively, and $4.0 million (including $1.5 million of unit-based compensation charges) and $3.8 million for the six months ended March 31, 2012 and 2011, respectively. In conjunction with its IPO, the Company entered into an Omnibus Agreement with Inergy that requires the Company to reimburse Inergy for all shared costs incurred. As the Omnibus Agreement was not in place for the prior period, management estimated an allocation of these costs and this amount has been reflected in the financial statements. Management believes the assumptions and allocations were made on a reasonable basis. Due to the nature of these shared costs, it is not practicable to estimate what the costs would have been on a stand-alone basis. Accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have occurred, if the Company had operated as a stand-alone entity.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the realized loss on a derivative instrument that the Company entered into to hedge the purchase of base gas for one storage facility. The amount included in other comprehensive income associated with this derivative is being reclassified to earnings over the same period that the hedged base gas is recorded in earnings. The amount reclassified to earnings is immaterial for the six-month period ended March 31, 2012.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Property Tax Receivable

The Company receives property tax benefits under New York’s Empire State Development program. The amounts due to be refunded to the Company under this program amounted to $3.8 million and $2.4 million as of March 31, 2012 and September 31, 2011, respectively. These amounts have been classified in prepaid expenses and other current assets on the consolidated balance sheets.

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

NRGM GP, LLC Change of Control Event

In connection with the IPO, Inergy and Inergy Holdings GP, LLC (“Holdings GP”), the indirect owner of Inergy’s general partner, entered into a membership interest purchase agreement under which, under certain circumstances, Holdings GP will be required to purchase from Inergy, and Inergy will be required to sell to Holdings GP, all of the membership interests in MGP GP, LLC, the entity that controls the Company’s general partner, for nominal consideration. MGP GP, LLC is a wholly owned subsidiary of Inergy and the general partner of Inergy Midstream Holdings, L.P., which is the sole member of the Company’s general partner and direct holder of all of its incentive distribution rights. Under the agreement, Holdings GP is required to purchase MGP GP, LLC in the event that (i) a change of control of Inergy occurs at a time when Inergy is entitled to receive less than 50% of all cash distributed with respect to the Company’s limited partner interests and incentive distribution rights or (ii) through dilution or a distribution to the Inergy common unitholders of Inergy’s interests in us. Inergy is entitled to receive less than 25% of all cash distributed with respect to the Company’s limited partner interests and incentive distribution rights.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Furthermore, regardless of the presentation methodology elected, the entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for the Company on October 1, 2012. The Company does not currently anticipate the adoption of ASU 2011-05 will impact comprehensive income, however it will require the Company to change its historical practice of showing these items within the Consolidated Statement of Partners’ Capital.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Certain Balance Sheet Information

Property, plant and equipment consisted of the following at March 31, 2012 and September 30, 2011, respectively (in millions):

	000000	000000
	March 31, 2012	September 30, 2011
Plant equipment	$157.6	$109.8
Land and buildings	378.5	355.3
Vehicles	2.5	2.3
Construction in process	182.6	168.7
Base gas	73.1	71.1
Office furniture and equipment	0.6	0.2

	794.9	707.4
Less: accumulated depreciation	155.8	135.3

Total property, plant and equipment, net	$639.1	$572.1

Intangible assets consisted of the following at March 31, 2012 and September 30, 2011, respectively (in millions):

	0000000	0000000
	March 31, 2012	September 30, 2011
Customer accounts	$36.3	$36.3
Covenants not to compete	7.0	7.0
Deferred financing and other costs	4.6	—

	47.9	43.3
Less: accumulated amortization	19.9	18.5

Total intangible assets, net	$28.0	$24.8

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

The primary purpose of this acquisition was to acquire natural gas storage and transportation equipment. In addition to the equipment, the Company assumed a storage contract with one customer (Dominion) and entered into new long-term storage and transportation contracts with NYSEG. The Company believes these contracts are reflective of market conditions at the time of acquisition and, given the terms of the contracts, including the remaining tenure, no amounts have been reflected in the opening balance sheet for acquired intangible assets. The Company is in the process of finalizing its valuations of the acquired property, plant and equipment, thus the provisional measurements of property, plant and equipment is subject to material change. The Company’s preliminary measurements have determined that the fair value of the acquired property, plant and equipment is consistent with, and approximates, the total purchase price. Therefore, the preliminary measurements include no amounts for acquired intangible assets or goodwill. The following table summarizes the estimated fair value of the assets acquired at the acquisition date (in millions):

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

July 13, 2011
Plant equipment	$66.3
Prepaid expenses	0.5

Net assets acquired	$66.8

The following represents the unaudited pro forma consolidated statements of operations as if Seneca Lake had been included in the consolidated results of the Company for the three-month and six-month periods ended March 31, 2011 (in millions):

	Pro Forma Consolidated Statements of Operations
	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011
Revenue	$27.6	$55.6
Net income	$9.6	$18.9

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

On April 16, 2012, the Company exercised a portion of its accordion feature under the Credit Facility and increased the loan commitments thereunder by $100 million. The aggregate amount of revolving loan commitments under the Credit Facility now equals $600 million. The Company may continue to increase the loan commitments by up to $150 million, subject to the lenders’ agreement and the satisfaction of certain conditions.

The Company borrowed $80 million under the Credit Facility to fund a cash distribution to Inergy for reimbursement of pre-IPO capital expenditures associated with the Company’s assets. In addition, the Company subsequently borrowed $49.0 million and made $32.0 million in payments on the Credit Facility. Outstanding standby letters of credit under the Credit Facility amounted to $1.9 million at March 31, 2012. As a result, the Company has approximately $401.1 million of remaining capacity at March 31, 2012, ($501.1 million based on the April 2012 amendment) subject to compliance with any applicable covenants under such facility.

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

Borrowings under the Credit Facility are generally secured by pledges of the equity interests in the Company’s wholly owned subsidiaries, and guarantees issued by all of the Company’s subsidiaries. Borrowings under the Credit Facility, other than swing line loans, will bear interest at its option at either:

•

the Alternate Base Rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 0.75% to 1.75% depending on the Company’s most recent total leverage ratio; or

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

Note 6 – Partners’ Capital

Classes of Unitholders

The Company has three classes of unitholders which include general partner, limited partner and incentive distribution rights. The Company’s partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2011, the Company will distribute all available cash (as defined in the partnership agreement) to common unitholders of record on the applicable record date. The general partner will not be entitled to distributions on its non-economic general partner interest. The incentive distribution rights are entitled to receive 50% of the cash distributed from operating surplus (as defined in the partnership agreement) in excess of the initial quarterly distribution of $0.37.

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

On April 26, 2012, the Company declared a distribution of $0.37 per limited partner unit to be paid on May 15, 2012, to unitholders of record on May 8, 2012.

Note 7 – Commitments and Contingencies

The Company has entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project and the MARC I pipeline. The Watkins Glen NGL development project entails the conversion of certain caverns created by US Salt into 2.1 million barrels of NGL storage. The MARC I pipeline project is a 39 mile, 30” bi-directional pipeline that will extend between the Company’s Stagecoach south lateral interconnect with Tennessee Gas Pipeline Company’s (“TGP”) 300 Line near its compressor station 319 and Transco’s Leidy Line near its compressor station 517, and is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. At March 31, 2012, the total of these firm purchase commitments was $65.8 million and the purchases associated with these commitments are expected to occur over the next twelve months.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

In June 2010, the Company and CNYOG entered into a letter of intent with Anadarko Petroleum Corporation (“Anadarko”) which contemplated that, subject to certain conditions, Anadarko may exercise an option to acquire up to a 25% ownership interest in the MARC I pipeline. On September 23, 2011, Anadarko filed a complaint against the Company and CNYOG in the Court of Common Pleas in Lycoming County, Pennsylvania (Cause No. 11-01697) alleging that (i) Anadarko had an option to acquire, and timely exercised its option to acquire, a 25% ownership interest in the MARC I pipeline, (ii) the Company refused to enter into definitive agreements under which Anadarko would acquire a 25% interest in the pipeline and, by doing so, the Company breached the letter of intent, and (iii) by refusing to enter into definitive agreements, the Company breached a duty of good faith and fair dealing in connection with the letter of intent. Based on these allegations, Anadarko seeks various remedies, including specific performance of the letter of intent and monetary damages.

The Company filed its answer to Anadarko’s complaint on January 17, 2012. Discovery is ongoing, and under scheduling order issued on March 8, 2012, discovery is expected to be completed in October 2012 and a bench trial is expected in early 2013. The Company believes that Anadarko’s claims are without merit and intends to vigorously defend themselves in the lawsuit.

The Company utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Related Party Transactions

The Company has recorded sales to Inergy of $3.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, and $5.3 million and $0.4 million for the six months ended March 31, 2012 and 2011, respectively. The sales relate to storage space leased at the Company’s Bath storage facility. These sales increased the Company’s net income by $3.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, and $5.3 million and $0.4 million for the six months ended March 31, 2012 and 2011, respectively.

As discussed in Note 2, Inergy has historically funded certain of the Company’s activities.

Note 9 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

On April 26, 2012, the Company declared a distribution of $0.37 per limited partner unit to be paid on May 15, 2012, to unitholders of record on May 8, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such forward-looking statements include, but are not limited to, our belief that we will complete our growth projects; our belief that we will have the capacity to fund internal growth projects and acquisitions; our belief that we will be able to generate stable cash flows; and our belief that Anadarko’s litigation claims are without merit. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: changes in general and local economic conditions; competitive conditions within our industry, including natural gas production levels and prices; our ability to complete internal growth projects on time and on budget; the price and availability of debt and equity financing; the effects of existing and future governmental legislation and regulations; and natural disasters, weather-related delays, casualty losses and other matters beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Overview

We are a fee-based, growth-oriented Delaware limited partnership formed to own, operate, develop and acquire midstream energy assets. Our current asset base consists of natural gas and NGL storage and transportation assets located in the Northeast region of the United States. We own and operate four natural gas storage facilities located in New York and Pennsylvania that have an aggregate working gas storage capacity of 41.0 Bcf with high peak injection and withdrawal capabilities. We also own natural gas pipelines located in New York and Pennsylvania with 355 MMcf/d of interstate and intrastate transportation capacity and, upon completion of our MARC I pipeline that is currently under construction, we will own a total of 875 MMcf/d of interstate transportation capacity. In addition, we own and operate a 1.5 million barrel NGL storage facility located near Bath, New York. Our near-term strategy is to continue to develop a platform of interconnected natural gas assets that can be operated as an integrated Northeast storage and transportation hub.

Our business has expanded rapidly through internal growth initiatives and acquisitions since its inception in 2005. We have grown our natural gas storage capacity from 13.0 Bcf as of September 30, 2005 to 41.0 Bcf as of March 31, 2012. We believe that our current asset base enables us to significantly expand our storage and transportation capacity through continued investment in attractive growth projects. We expect these growth projects will further increase connectivity among our natural gas facilities and with third-party pipelines, thereby resulting in increased demand for our services.

Our significant growth projects primarily include:

•	MARC I Pipeline

We are constructing the MARC I pipeline, a fully contracted natural gas transmission pipeline with 550 MMcf/d of interstate transportation service, which we expect to complete and place into service in 2012 with contracts extending to 2022. We obtained our FERC certificate order authorizing the MARC I project in November 2011, and commenced full-scale construction in February 2012.

On February 13, 2012, the FERC denied an intervener’s request to stay and rehear the MARC I certificate order. On February 14, the intervener filed an appeal and emergency motion for stay of the MARC I certificate order with the Second Circuit Court of Appeals, and a temporary stay was granted on February 17. The temporary stay remained in place until it was vacated by a three-judge panel following oral arguments on February 28, 2012.

On March 6, 2012, the Second Circuit granted the intervener’s request for an expedited briefing schedule. The intervener filed its brief on March 23, and we and the FERC filed responses on April 27. The intervener’s reply must be filed by May 4, and oral arguments are scheduled for May 31. We expect the appellate court to issue a ruling in calendar 2012. In the meantime, we continue to construct the MARC I pipeline. We expect to complete and place into service the north 20 miles of the MARC I pipeline by July 2012, and to complete and place into service the rest of the pipeline by September 2012.

•	Watkins Glen NGL Storage Project

We are developing a 2.1 million barrel NGL storage facility located near Watkins Glen, New York, which is approximately 95% contracted under a contract extending to 2016. We continue to face delays in the permitting process due to other regulatory priorities (e.g., implementation of “fracking” regulations) and other reasons. We expect to receive the underground storage permit required for the project in the third calendar quarter of this year, and to complete and place into service the storage facility in 2012.

•	North/South II Expansion Project

We are developing the North/South II expansion project, which is expected to enable shippers to move higher volumes of natural gas bi-directionally through our Stagecoach facility from Millennium to TGP’s 300 Line, and all points in between. As part of this project, we plan to (i) extend the Stagecoach north lateral approximately three miles to interconnect with our East Pipeline, which will allow shippers to transport volumes from TGP’s 300 Line (as well as intermediate points, including Millennium) to the point of interconnection between the East Pipeline and the Dominion transmission system in Tompkins County, New York, and (ii) expand, through the installation of additional compression or looping, the capacity of the Stagecoach laterals, which will enable shippers to move higher volumes of natural gas over the existing North/South pipeline route. We are working to acquire the land required to complete the 3-mile lateral extension under CNYOG’s blanket authority, and working with potential shippers on precedent agreements related to the North/South II expansion capacity. We expect to request FERC authorization for CNYOG in the second half of calendar 2012 to expand the North/South pipeline capacity and lease all of the East Pipeline’s available capacity.

•	Commonwealth Pipeline

On February 29, 2012, we announced plans to explore the marketing and development of a new interstate natural gas pipeline (“Commonwealth Pipeline”) with affiliates of UGI Corporation and WGL Holdings, Inc. As proposed, Commonwealth Pipeline would run approximately 200 miles from the southern terminus of our MARC I pipeline to a point of interconnection with Washington Gas Light’s distribution system in Maryland. We are exploring costs, route options and other information required to complete a feasibility study, and assessing market demand for the proposed transportation capacity. To the extent the partners determine that the project is economically feasible, affiliates of UGI Corporation and WGL Holdings, Inc. are expected to become anchor shippers on the new pipeline.

In addition to our significant growth projects, we are working on a number of initiatives that we expect to enhance customer flexibility, deliver operational synergies and augment our platform of future growth opportunities. For example, in the second calendar quarter of 2012, we expect to request FERC authorization to (i) expand the Seneca Lake gas storage facility by approximately 0.5 Bcf, and (ii) effectively convert our Steuben gas tariff from cost-based rates to market-based rates, by merging the entity that owns our Steuben gas storage facility into the entity that owns our Thomas Corner and Seneca Lake gas storage facilities.

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

Firm Storage Contracts

A substantial majority of our revenues is derived from storage services we provide under firm contracts. We seek to maximize the portion of our physical capacity sold under firm contracts. With respect to our natural gas storage operations, to the extent that physical capacity that is contracted for firm service is not being fully utilized, we attempt to contract available capacity for interruptible service. The table below sets forth the percentage of physical capacity or deliverability sold under firm storage contracts, as of March 31, 2012:

Storage Facility	Percentage Contractually Committed	Weighted-Average Maturity (Year)
Stagecoach (Natural Gas)	95%	2016
Thomas Corners (Natural Gas)	100%	2015
Seneca Lake (Natural Gas)(1)	59%	2018
Steuben (Natural Gas)	100%	2013
Bath (NGL)(2)	100%	2016

(1)	We did not acquire Seneca Lake until July 2011 and are currently in the process of leasing out the remaining storage capacity at the facility.
(2)	We have contracted 100% of the operationally available storage capacity at our Bath storage facility to an affiliate, Inergy.

Transportation Contracts

Our North/South expansion project and the East Pipeline, together with our MARC I pipeline when completed, are expected to provide material earnings to our operations. We will seek to maximize the portion of physical capacity sold on the pipelines under firm contracts. To the extent the physical capacity that is contracted for firm service is not being fully utilized, we plan to contract available capacity on an interruptible basis. As of March 31, 2012, our existing transportation assets and our MARC I project were 100% contracted and committed.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table summarizes the consolidated statement of operations components for the three months ended March 31, 2012 and 2011, respectively (in millions):

	Three Months Ended March 31,		Change
	2012	2011	In Dollars	Percentage
Revenues	$33.5	$25.5	$8.0	31.4%
Service related costs	3.0	3.8	(0.8)	(21.1)
Operating and administrative expenses	5.9	3.3	2.6	78.8
Depreciation and amortization	11.2	9.1	2.1	23.1

Net income	$13.4	$9.3	$4.1	44.1%

Revenue. Revenues for the three months ended March 31, 2012, were $33.5 million, an increase of $8.0 million, or 31.4%, from $25.5 million during the same three-month period in 2011.

Revenues from firm storage were $23.5 million for the three months ended March 31, 2012, an increase of $1.6 million, or 7.3%, from $21.9 million during the same three-month period in 2011. Natural gas firm storage revenues increased $0.3 million, primarily due to the acquisition of our Seneca Lake storage facility in July 2011. NGL firm storage revenues also increased $1.3 million due to the contractual / customer mix of customers at our Bath facility.

Revenues from transportation were $7.6 million for the three months ended March 31, 2012, an increase of $5.0 million, or 192.3%, from $2.6 million during the same three-month period in 2011. Transportation revenues increased $4.6 million due to the placement into service of our North/South expansion project and $1.2 million due to the acquisition of our Seneca Lake storage facility. The increase in transportation revenues is also offset by the reduction of revenues derived from marketing to Stagecoach storage customers capacity we held on TGP’s 300 Line.

Revenues from hub services were $2.4 million for the three months ended March 31, 2012, an increase of $1.4 million, or 140.0%, from $1.0 million during the same three-month period in 2011. This increase resulted primarily from an increase in interruptible services at our Stagecoach facility due to an increase in demand for interruptible wheeling service as a result of customer demand to move gas to and from our interconnecting pipes primarily due to increasing natural gas development in Pennsylvania.

Service Related Costs. Service related costs, including storage and transportation costs, for the three months ended March 31, 2012, were $3.0 million, a decrease of $0.8 million, or 21.1%, from $3.8 million during the same three-month period in 2011.

Storage related costs were $1.6 million for the three months ended March 31, 2012, a decrease of $0.9 million, or 36.0%, from $2.5 million during the same three-month period in 2011. Natural gas storage cost decreased $1.0 million, primarily comprised of a $1.8 million decrease due to operational efficiencies at our Stagecoach facility, partially offset by a $0.4 million increase resulting from storage related costs incurred as a result of placing into service our North/South expansion project. Additionally NGL storage cost increased $0.1 million during the period.

Transportation related costs were $1.4 million for the three months ended March 31, 2012, an increase of $0.1 million, or 7.7%, from $1.3 million during the same three-month period in 2011. Transportation related costs are primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe.

Our storage related costs consist primarily of direct costs to run the storage facilities, including electricity, contractor and fuel costs. Our transportation related costs consist primarily of our costs to procure firm transportation capacity on certain pipelines. These costs are offset by any fuel-in-kind collections made during the period.

Operating and Administrative Expenses. Operating and administrative expenses were $5.9 million for the three months ended March 31, 2012, compared to $3.3 million during the same three-month period in 2011, an increase of $2.6 million, or 78.8%. Operating expenses increased $0.6 million due to the acquisition of our Seneca Lake facility in July 2011 and increased $0.2 million due to the North/South expansion project which was placed into full service in December 2011. Operating expenses also increased $0.9 million due to an increase in personnel costs and property taxes at our various facilities.

Depreciation and Amortization. Depreciation and amortization increased to $11.2 million for the three months ended March 31, 2012, from $9.1 million during the same three-month period in 2011. This $2.1 million, or 23.1%, increase resulted from the Seneca Lake acquisition in July 2011 and the North/South expansion project which was placed into full service in December 2011, which resulted in increased depreciation of $1.1 million and $1.0 million, respectively.

Net Income. Net income for the three months ended March 31, 2012, was $13.4 million compared to net income of $9.3 million during the same three-month period in 2011. The $4.1 million, or 44.1%, increase in net income was primarily attributable to higher revenue during the three months ended March 31, 2012, partially offset by increased operating and administrative costs and depreciation and amortization.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended March 31, 2012 and 2011, respectively (in millions):

	Three Months Ended March 31,
	2012	2011
EBITDA:
Net income	$13.4	$9.3
Depreciation and amortization	11.2	9.1

EBITDA	$24.6	$18.4

Long-term incentive and equity compensation expense	0.7	0.4

Adjusted EBITDA	$25.3	$18.8

	Three Months Ended March 31,
	2012	2011
EBITDA:
Net cash provided by operating activities	$28.6	$15.3
Net changes in working capital balances	(3.0)	3.1
Amortization of deferred financing costs	(0.3)	—
Long-term incentive and equity compensation expense	(0.7)	—

EBITDA	$24.6	$18.4

Long-term incentive and equity compensation expense	0.7	0.4

Adjusted EBITDA	$25.3	$18.8

EBITDA is defined as income (loss) before income taxes, plus net interest expense and depreciation and amortization expense. For the three months ended March 31, 2012 and 2011, EBITDA was $24.6 million and $18.4 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding long-term incentive and equity compensation expenses. Adjusted EBITDA was $25.3 million for the three months ended March 31, 2012, compared to $18.8 million in the same three-month period in 2011. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

The following table summarizes the consolidated statement of operations components for the six months ended March 31, 2012 and 2011, respectively (in millions):

	Six Months Ended March 31,		Change
	2012	2011	In Dollars	Percentage
Revenues	$67.2	$51.4	$15.8	30.7%
Service related costs	6.6	7.6	(1.0)	(13.2)
Operating and administrative expenses	11.1	7.3	3.8	52.1
Depreciation and amortization	21.7	18.2	3.5	19.2

Net income	$27.8	$18.3	$9.5	51.9%

Revenue. Revenues for the six months ended March 31, 2012, were $67.2 million, an increase of $15.8 million, or 30.7%, from $51.4 million during the same six-month period in 2011.

Revenues from firm storage were $46.4 million for the six months ended March 31, 2012, an increase of $2.7 million, or 6.2%, from $43.7 million during the same six-month period in 2011. Natural gas firm storage revenues increased primarily due to the acquisition of our Seneca Lake storage facility in July 2011. NGL firm storage revenues also increased $1.4 million due to the contractual /customer mix at our Bath facility.

Revenues from transportation were $14.1 million for the six months ended March 31, 2012, an increase of $8.5 million, or 151.8%, from $5.6 million during the same six-month period in 2011. Transportation revenues increased $6.1 million due to the placement into service of our North/South expansion project and $2.3 million due to the acquisition of our Seneca Lake storage facility.

Revenues from hub services were $6.7 million for the six months ended March 31, 2012, an increase of $4.6 million, or 219.0%, from $2.1 million during the same six-month period in 2011. This increase resulted primarily from an increase in interruptible services at our Stagecoach facility due to an increase in demand for interruptible wheeling service as a result of customer demand to move gas to and from our interconnecting pipes primarily due to increasing natural gas development in Pennsylvania.

Service Related Costs. Service related costs, including storage and transportation costs, for the six months ended March 31, 2012, were $6.6 million, a decrease of $1.0 million, or 13.2%, from $7.6 million during the same six-month period in 2011.

Storage related costs were $3.5 million for the six months ended March 31, 2012, a decrease of $1.1 million, or 23.9%, from $4.6 million during the same six-month period in 2011. Natural gas storage cost decreased $1.2 million, comprised of a $2.1 million decrease due to operational efficiencies primarily at our Stagecoach facility, partially offset by a $0.7 million increase resulting from storage related costs incurred as a result of placing into service our North/South expansion project and a $0.2 million increase due to the acquisition of our Seneca Lake storage facility. Additionally NGL storage cost increased $0.1 million during the period.

Transportation related costs were $3.1 million for the six months ended March 31, 2012, an increase of $0.1 million, or 3.3%, from $3.0 million during the same six-month period in 2011. Transportation related costs are primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe.

Our storage related costs consist primarily of direct costs to run the storage facilities, including electricity, contractor and fuel costs. Our transportation related costs consist primarily of our costs to procure firm transportation capacity on certain pipelines. These costs are offset by any fuel-in-kind collections made during the period.

Operating and Administrative Expenses. Operating and administrative expenses were $11.1 million for the six months ended March 31, 2012, compared to $7.3 million during the same six-month period in 2011, an increase of $3.8 million, or 52.1%. Operating expenses increased $1.6 million due to the acquisition of Seneca Lake in July 2011, and $0.2 million due to the North/South expansion project which was placed into full service in December 2011. Operating expenses also increased $0.2 million due to corporate overhead allocations and $0.9 million due to an increase in personnel costs and property taxes at our various facilities.

Depreciation and Amortization. Depreciation and amortization increased to $21.7 million for the six months ended March 31, 2012, from $18.2 million during the same six-month period in 2011. This $3.5 million, or 19.2%, increase resulted from the Seneca Lake acquisition in July 2011 and the North/South expansion project which was placed into full service in December 2011, which resulted in increased depreciation of $2.3 and $1.3 million, respectively.

Net Income. Net income for the six months ended March 31, 2012, was $27.8 million compared to net income of $18.3 million during the same six-month period in 2011. The $9.5 million, or 51.9%, increase in net income was primarily attributable to higher revenue during the six months ended March 31, 2012, partially offset by increased operating and administrative costs and depreciation and amortization.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the six months ended March 31, 2012 and 2011, respectively (in millions):

	Six Months Ended March 31,
	2012	2011
EBITDA:
Net income	$27.8	$18.3
Depreciation and amortization	21.7	18.2

EBITDA	$49.5	$36.5

Long-term incentive and equity compensation expense	1.5	0.7

Adjusted EBITDA	$51.0	$37.2

	Six Months Ended March 31,
	2012	2011
EBITDA:
Net cash provided by operating activities	$52.7	$37.7
Net changes in working capital balances	(1.4)	(1.2)
Amortization of deferred financing costs	(0.3)	—
Long-term incentive and equity compensation expense	(1.5)	—

EBITDA	$49.5	$36.5

Long-term incentive and equity compensation expense	1.5	0.7

Adjusted EBITDA	$51.0	$37.2

EBITDA is defined as income (loss) before income taxes, plus net interest expense and depreciation and amortization expense. For the six months ended March 31, 2012 and 2011, EBITDA was $49.5 million and $36.5 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding long-term incentive and equity compensation expenses. Adjusted EBITDA was $51.0 million for the six months ended March 31, 2012, compared to $37.2 million in the same six-month period in 2011. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $52.7 million and $37.7 million for the six-month periods ending March 31, 2012 and 2011, respectively. The $15.0 million increase in operating cash flows was primarily attributable to the placement into service of our North/South expansion project and the acquisition of our Seneca Lake storage facility.

Net investing cash outflows were $78.6 million and $22.6 million for the six-month periods ending March 31, 2012 and 2011, respectively. Net cash outflows were solely impacted by a $56.0 million increase in capital expenditures.

Net financing cash inflows (outflows) were $25.9 million and $(15.1) million for the six-month periods ending March 31, 2012 and 2011, respectively. The net change was primarily attributable to an increase in borrowings, net of payments with Inergy. Inergy historically funded our working capital and growth capital expansion initiatives and we historically paid Inergy all cash generated from operations. Subsequent to our IPO, Inergy will no longer provide us credit support.

We believe that anticipated cash from operations and borrowing capacity under our Credit Facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. As of March 31, 2012, we have firm purchase commitments totaling approximately $65.8 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Company. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

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

On April 16, 2012, we exercised a portion of the accordion feature under the Credit Facility and increased the loan commitments thereunder by $100 million. The aggregate amount of revolving loan commitments under the Credit Facility is now $600 million.

We borrowed $80 million under the Credit Facility to fund a cash distribution to Inergy for reimbursement of pre-IPO capital expenditures associated with our assets. In addition, we subsequently borrowed $49.0 million and made $32.0 million in payments on the Credit Facility. Outstanding standby letters of credit under the Credit Facility amounted to $1.9 million at March 31, 2012. As a result, we have approximately $401.1 million ($501.1 million based on the April 2012 amendment) of remaining capacity at March 31, 2012, subject to compliance with any applicable covenants under such facility.

The Credit Facility requires us to maintain a consolidated leverage ratio (as defined in our credit agreement) of not more than 5.00 to 1.00 and an interest coverage ratio (as defined in our credit agreement) of not less than 2.50 to 1.00.

At March 31, 2012, our ratio of total funded debt to consolidated EBITDA was 0.82 to 1.0 and our ratio of consolidated EBITDA to consolidated interest expense is not meaningful due to our negligible amount of interest expense.

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

As described above, at the closing of our IPO, we entered into a new $500 million revolving credit facility subject to the risk of loss associated with movements in interest rates. At March 31, 2012, we had floating rate obligations totaling $97.0 million under the Credit Facility. We may hedge portions of our borrowings under the Credit Facility from time to time. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. We had no hedging instruments in place at March 31, 2012.

If the floating rate were to fluctuate by 100 basis points from March 2012 levels, our interest expenditures would change by a total of approximately $1.0 million per year.

Item 4.	Controls and Procedures

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report.

In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013. There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

**101.INS XBRL Instance Document

**101.SCH XBRL Taxonomy Extension Schema Document

**101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB XBRL Taxonomy Extension Label Linkbase Document

**101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY MIDSTREAM, L.P.

	By:	NRGM GP, LLC
(its general partner)

Date: May 3, 2012	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)