Form 10-Q
period 2012-06-30
INERGY MIDSTREAM, L.P.
filed 2012-08-03
CIK 1304464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

(unaudited)

	June 30, 2012	September 30, 2011(a)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance for doubtful accounts of $0.1 million and $0.0 million at June 30, 2012 and September 30, 2011, respectively	17.0	16.1
Inventories	5.0	5.1
Prepaid expenses and other current assets	10.3	4.7

Total current assets	32.3	25.9

Property, plant and equipment (Note 3):	965.3	816.9
Less: accumulated depreciation	188.4	152.9

Property, plant and equipment, net	776.9	664.0

Intangible assets (Note 3):
Customer accounts	39.5	39.5
Other intangible assets	12.2	7.5

	51.7	47.0
Less: accumulated amortization	21.6	19.7

Intangible assets, net	30.1	27.3

Goodwill	96.5	96.5

Total assets	$935.8	$813.7

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$13.2	$9.5
Accrued expenses	28.5	12.5
Bank overdraft	1.6	0.2
Payable to Inergy Propane, LLC and Inergy, L.P. (Note 2)	0.1	129.8
Current portion of long-term debt (Note 5)	0.2	—

Total current liabilities	43.6	152.0

Long-term debt, less current portion (Note 5)	324.0	—
Other long-term liabilities	0.9	0.9

Partners’ capital (Note 6):
Limited partner unitholders (75,181,930 common units issued and outstanding as of June 30, 2012)	567.3	660.8

Total partners’ capital	567.3	660.8

Total liabilities and partners’ capital	$935.8	$813.7

(a)	Retrospectively adjusted as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011(a)	2012	2011(a)
Revenue:
Firm storage	$20.8	$20.7	$62.0	$64.0
Transportation	7.1	3.9	21.2	9.5
Hub services	4.4	2.5	11.1	4.6
Related party firm storage (Note 8)	3.3	1.8	8.5	2.2
Salt	13.0	13.1	39.5	39.2

	48.6	42.0	142.3	119.5
Costs and expenses:
Storage related	0.4	2.2	3.9	6.8
Transportation related	1.0	2.1	4.1	5.1
Salt related	7.6	7.8	23.1	23.2
Operating and administrative	8.1	3.7	21.0	12.7
Depreciation and amortization	12.8	10.7	37.5	32.0

	29.9	26.5	89.6	79.8

Operating income	18.7	15.5	52.7	39.7
Interest expense, net	0.7	—	0.7	—

Net income	$18.0	$15.5	$52.0	$39.7

Less: net income prior to initial public offering of Inergy Midstream, L.P.	—		12.9
Less: net income earned by US Salt, LLC prior to acquisition (Note 9)	1.6		7.8

Net income available to partners	$16.4		$31.3

Partners’ interest information:
Non-managing general partner interest in net income	$0.7		$0.7

Total limited partners’ interest in net income	$15.7		$30.6

Net income per limited partner unit:
Basic	$0.21		$0.41

Diluted	$0.21		$0.41

Weighted-average limited partners’ units outstanding (in thousands):
Basic	74,834		74,571

Diluted	74,834		74,571

(a)	Retrospectively adjusted as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

Total Partners’ Capital
Balance at September 30, 2011(a)	$660.8
Net proceeds from issuance of common units	292.7
Extinguishment of indebtedness owed to Inergy, L.P.	152.8
Distributions to Inergy, L.P.	(141.1)
Distributions to shareholders	(7.6)
Assumption of promissory note of Inergy, L.P.	(255.0)
Unit-based compensation charges	3.1
Cash paid for US Salt, LLC acquisition (Note 9)	(182.5)
Net distribution by US Salt, LLC to Inergy, L.P. prior to acquisition (Note 9)	(7.9)
Other	(0.1)
Comprehensive income:
Net income	52.0
Change in unrealized fair value on cash flow hedges	0.1

Comprehensive income	52.1

Balance at June 30, 2012	$567.3

(a)	Retrospectively adjusted as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended June 30,
	2012	2011(a)
Operating activities
Net income	$52.0	$39.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35.6	29.8
Amortization	1.9	2.2
Amortization of deferred financing costs	0.5	—
Unit-based compensation charges	3.1	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	0.1	(1.7)
Inventories	0.2	(1.2)
Prepaid expenses and other current assets	(5.7)	4.1
Accounts payable and accrued expenses	2.3	(1.7)
Payable to Inergy Propane, LLC and Inergy, L.P.	13.9	17.9

Net cash provided by operating activities	103.9	89.1

Investing activities
Purchases of property, plant and equipment	(130.4)	(71.3)
Purchase of US Salt, LLC (Note 9)	(107.7)	—

Net cash used in investing activities	(238.1)	(71.3)

(a)	Retrospectively adjusted as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Nine Months Ended June 30,
	2012	2011(a)
Financing activities
Proceeds from the issuance of long-term debt	$385.8	$—
Principal payments on long-term debt	(61.6)	—
Distributions to Inergy, L.P.	(141.1)	—
Distributions to shareholders	(7.6)	—
Principal payment on promissory note	(255.0)	—
Borrowings from related party	38.8	72.0
Payments to related party	(39.1)	(79.5)
Net proceeds from issuance of common units	292.7	—
Payment for US Salt, LLC in excess of the acquired book value (Note 9)	(74.8)	—
Bank overdraft	1.4	(0.9)
Other	(0.1)	—
Payments for deferred financing costs	(5.2)	—

Net cash provided by (used in) financing activities	134.2	(8.4)

Net increase in cash	—	9.4
Cash at beginning of period	—	—

Cash at end of period	$—	$9.4

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$17.3	$3.8

Net change to property, plant and equipment through non-cash capitalized interest	$1.7	$—

Extinguishment of indebtedness owed to Inergy, L.P.	$152.8	$—

Assumption of promissory note of Inergy, L.P. (Note 6)	$255.0	$—

(a)	Retrospectively adjusted as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Inergy Midstream, LLC was formed in September 2004 by Inergy, L.P. (“Inergy”) to acquire, develop, own and operate midstream energy assets. In connection with its initial public offering (“IPO”) of common units representing limited partnership interests, Inergy Midstream, LLC converted into a Delaware limited partnership and changed its name to Inergy Midstream, L.P. (the “Company”) on November 14, 2011, and transferred to Inergy 100% of its membership interest in two wholly owned subsidiaries (US Salt, LLC and Tres Palacios Gas Storage LLC) on November 25, 2011. The Company’s common units began trading on the New York Stock Exchange (“NYSE”) on December 16, 2011 under the symbol “NRGM,” and the IPO closed on December 21, 2011.

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

Inergy owns all of the Company’s Incentive Distribution Rights (“IDRs”) which entitle it to receive 50% of all distributions by the Company in excess of the initial quarterly distribution of $0.37 per unit. IDRs, which represent a limited partnership ownership interest in the Company, are considered to be participating securities because they have the right to participate in earnings with common equity holders. Under the Company’s partnership agreement, IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed earnings or losses. Accordingly, the undistributed net income is allocated to the other ownership interests on a pro-rata basis. Distributions declared in the quarter ended June 30, 2012, were $0.01 greater than the initial annualized distribution and therefore IDRs in the amount of $0.7 million were earned.

On May 14, 2012, the Company acquired 100% of the membership interests in US Salt, LLC (“US Salt”) from Inergy. Following the US Salt acquisition, Inergy owned an approximate 75.0% ownership interest in the Company. See Note 9 for a discussion of the US Salt acquisition.

Nature of Operations

The Company’s financial statements reflect two operating and reporting segments: storage and transportation operations and salt operations. The Company’s storage and transportation operations are engaged primarily in the storage and transportation of natural gas and natural gas liquids (“NGLs”). Its operations are currently concentrated in the Northeast region of the United States. The Company’s salt operations, which are located in New York, include the production and sale of salt products. US Salt is one of five major solution mined salt manufacturers in the United States, producing evaporated salt products for food, industrial, pharmaceutical and water conditioning uses.

The Company owns and operates the following facilities:

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

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•	Seneca Lake, a 1.5 Bcf multi-cycle salt dome reservoir natural gas storage facility located in Schuyler County, New York;

•	Bath, a 1.5 million barrel NGL storage facility located near Bath, New York; and

•

US Salt, a solution mined salt production facility located on the shores of Seneca Lake outside of Watkins Glen, New York. The solution mining process used by US Salt creates salt caverns that can be converted into natural gas and NGL storage capacity.

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

Basis of Presentation

The financial information contained herein as of June 30, 2012 and September 30, 2011, and for the three-month and nine-month periods ended June 30, 2012 and 2011, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.

On May 14, 2012, the Company acquired 100% of the membership interests in US Salt from Inergy (“US Salt Acquisition”). The US Salt Acquisition is reflected in the Company’s consolidated financial statements based on the historical values and periods prior to the acquisition have been retrospectively adjusted to include the historical balances of US Salt. This accounting treatment is similar to the pooling of interests and is required as the transaction is amongst entities under common control.

The accompanying consolidated financial statements include the accounts of Inergy Midstream, L.P. (formerly Inergy Midstream, LLC) and its wholly owned subsidiaries, Arlington Storage Company, LLC (“Arlington”), Central New York Oil And Gas Company, L.L.C. (“CNYOG”), Finger Lakes LPG Storage, LLC (“Finger Lakes”), Inergy Gas Marketing, LLC, Inergy Pipeline East, LLC, US Salt and Inergy Storage, Inc. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

Prior to the completion of the IPO on December 21, 2011 the Company was a wholly owned subsidiary of Inergy. The consolidated financial statements that are presented for the periods prior to the IPO have been prepared to represent the net assets and related historical results of the Company as if it were a stand-alone entity with the exception that the operations of Tres Palacios Gas Storage LLC (which was assigned to Inergy on November 25, 2011) has been excluded from the historical operations. The general ledger of each entity owned by the Company (excluding Tres Palacios Gas Storage LLC) forms the primary basis for the accompanying financial statements. Costs incurred by Inergy which benefit both the Company and Inergy’s wholly owned subsidiaries, have been allocated in a manner described in “Allocation of Expenses” below.

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

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Revenue for natural gas and NGL firm storage is recognized ratably over the contract period regardless of the volume of natural gas or NGL stored by the Company’s customers, nominal revenues are also recognized based on volumes of storage gas received and or delivered by the Company’s customers. Revenue for transportation services is recognized ratably over the contract period. Transportation revenue is derived from the sale of capacity that the Company has secured on certain third party pipelines, revenues for transportation on natural gas pipelines acquired in the Seneca Lake acquisition in July 2011, and transportation revenue from placing the North/South expansion project into service in the three and nine months ended June 30, 2012. Revenue from transportation services is also affected to a lesser extent by volumes of gas transported during the period. Revenue from hub services is recognized ratably over the contract period. The contract period for hub services is typically less than one year. Revenues from salt are recognized when product is shipped to the customer or when certain contractual performance requirements have otherwise been met.

Expense Classification

Storage related costs consist of the direct costs to operate the storage and transportation facilities including power, contractor and fuel costs. These costs support the revenue generated from firm storage, hub services and transportation services to a lesser extent due to the intertwined nature of our assets. The Company’s transportation related costs consist primarily of costs to procure firm transportation capacity on certain pipelines. With the acquisition of Seneca Lake and two related pipelines on July 13, 2011, transportation related costs also consist of direct costs to operate Seneca Lake’s pipeline lateral and the East pipeline. Salt related costs consist of the direct cost related to the production of salt products for sale. In limited instances, the Company may sell inventory obtained from fuel-in-kind collections. The cost basis of this inventory will be recorded in storage related costs. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in storage and transportation related costs and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in providing storage services, but are not included in storage and transportation related costs. These amounts were $11.1 million and $8.8 million for the three months ended June 30, 2012 and 2011, respectively, and $32.7 million and $26.4 million for the nine months ended June 30, 2012 and 2011, respectively.

Credit Risk and Concentrations

Inherent in the Company’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate.

For the three and nine months ended June 30, 2012, ConEdison accounted for approximately 14% of the Company’s total revenue. For the three and nine months ended June 30, 2011, ConEdison accounted for approximately 16% and 17%, respectively, of the Company’s total revenue. No other customer accounted for 10% or more of the Company’s total revenue for the three and nine months ended June 30, 2012 and 2011.

ConEdison accounted for 13% of the Company’s consolidated accounts receivable at June 30, 2012 and September 30, 2011, respectively.

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

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inventories

Inventories for storage and transportation operations, consisting primarily of natural gas, are stated at the lower of cost or market and are computed predominantly using the average cost method. Inventories for salt operations are stated at the lower of cost or market, cost being principally determined on the first-in, first-out method. All costs associated with the production of finished goods at the salt production facility are captured as inventory costs.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. The Company capitalizes all construction related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $1.1 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, and $4.0 million for the nine months ended June 30, 2012 and 2011. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Land, improvements and buildings	15-25
Office furniture and equipment	3-7
Vehicles	3-5
Base gas	10
Plant equipment	3-20

Salt deposits are depleted on a unit of production method. Maintenance and repairs are charged to expense as incurred.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not identified any indicators that suggest the carrying amount of an asset may not be recoverable for the nine-month periods ended June 30, 2012 and 2011.

Identifiable Intangible Assets

Intangible assets acquired in the acquisition of a business are required to be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the related debt.

The Company has recorded certain identifiable intangible assets, which are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Customer accounts	15-20
Covenants not to compete	3-5
Deferred financing costs	5

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

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the goodwill impairment evaluation, the Company identified two reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount.

The Company completed its annual impairment test for its reporting unit and determined that no impairment existed as of September 30, 2011. No indicators of impairment were identified requiring an interim impairment test during the nine-month period ended June 30, 2012.

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

Earnings Per Unit

The Company calculates basic net income per limited partner unit by dividing net income applicable to the partners’ common interest by the weighted-average number of units outstanding. Net income and the weighted-average number of units outstanding are presented only for the period subsequent to the IPO on December 21, 2011. Earnings of US Salt are presented only for the period subsequent to the acquisition on May 14, 2012. Basic and diluted net income per unit are the same, as there are no potentially dilutive units outstanding at June 30, 2012.

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

Allocation of Expenses

The Company shares common management, operating and administrative and overhead costs with Inergy. The shared costs allocated to the Company totaled $2.9 million (including $1.3 million of unit-based compensation charges) and $2.5 million

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

for the three months ended June 30, 2012 and 2011, respectively, and $7.7 million (including $3.1 million of unit-based compensation charges) and $7.4 million for the nine months ended June 30, 2012 and 2011, respectively. In conjunction with its IPO, the Company entered into an Omnibus Agreement with Inergy that requires the Company to reimburse Inergy for all shared costs incurred. As the Omnibus Agreement was not in place for the prior period, management estimated an allocation of these costs and this amount has been reflected in the financial statements. Management believes the assumptions and allocations were made on a reasonable basis. Due to the nature of these shared costs, it is not practicable to estimate what the costs would have been on a stand-alone basis. Accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have occurred, if the Company had operated as a stand-alone entity.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the realized loss on a derivative instrument that the Company entered into to hedge the purchase of base gas for one storage facility. The amount included in other comprehensive income associated with this derivative is being reclassified to earnings over the same period that the hedged base gas is recorded in earnings. The amount reclassified to earnings was $0.1 million for the nine-month period ended June 30, 2012.

Property Tax Receivable

The Company receives property tax benefits under New York’s Empire State Development program. The amounts due to be refunded to the Company under this program amounted to $3.8 million and $2.4 million as of June 30, 2012 and September 30, 2011, respectively. These amounts have been classified in prepaid expenses and other current assets on the consolidated balance sheets.

Business Interruption Insurance

In December 2010, the Stagecoach natural gas storage facility experienced an event that caused damage to various components at its Stagecoach central compressor station near Owego, New York. The loss event caused the Company to incur additional costs to maintain operations, and revenues were lost in addition to the damage to the compressor equipment. The Company is insured for such matters and has recorded $0.9 million, $2.7 million, and $1.0 million during the three and nine months ended June 30, 2012 to hub services revenues, storage related costs, and property plant and equipment, respectively for expected insurance recoveries. The Company has accounted for the recoveries of business interruption insurance losses in accordance with Accounting Standards Codification 225 and has recorded the aforementioned amounts in prepaid expenses and other current assets on the Company’s balance sheet as of June 30, 2012.

Asset Retirement Obligations

An asset retirement obligation (ARO) is an estimated liability for the cost to retire a tangible asset. The fair value of certain AROs could not be made as settlement dates (or range of dates) associated with these assets were not estimable.

Segment Information

There are certain accounting requirements that establish standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas and major customers. Further, they define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. In determining its reportable segments, the Company examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 10 for disclosures related to the Company’s storage and transportation and salt segments.

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

Note 3 – Certain Balance Sheet Information

Inventories

Inventories consisted of the following at June 30, 2012 and September 30, 2011, respectively (in millions):

	June 30, 2012	September 30, 2011
Parts and supplies	$3.9	$3.7
Natural gas	0.4	0.6
Raw materials	0.2	0.2
Finished goods	0.5	0.6

Total inventories	$5.0	$5.1

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2012 and September 30, 2011, respectively (in millions):

	June 30,	September 30,
	2012	2011
Plant equipment	$223.5	$173.4
Salt deposits	41.6	41.6
Land and buildings	391.7	358.0
Vehicles	2.8	2.5
Construction in process	231.6	169.6
Base gas	73.1	71.1
Office furniture and equipment	1.0	0.7

	965.3	816.9
Less: accumulated depreciation	188.4	152.9

Total property, plant and equipment, net	$776.9	$664.0

Intangible Assets

Intangible assets consisted of the following at June 30, 2012 and September 30, 2011, respectively (in millions):

	June 30,	September 30,
	2012	2011
Customer accounts	$39.5	$39.5
Covenants not to compete	7.0	7.5
Deferred financing and other costs	5.2	—

	51.7	47.0
Less: accumulated amortization	21.6	19.7

Total intangible assets, net	$30.1	$27.3

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

The primary purpose of this acquisition was to acquire natural gas storage and transportation equipment. In addition to the equipment, the Company assumed a storage contract with one customer (Dominion) and entered into new long-term storage and transportation contracts with NYSEG. The Company believes these contracts are reflective of market conditions at the time of acquisition and, given the terms of the contracts, including the remaining tenure, no amounts have been reflected in the opening balance sheet for acquired intangible assets. The Company has determined that the fair value of the acquired property, plant and equipment is consistent with, and approximates, the total purchase price. Therefore, there are no amounts for acquired intangible assets or goodwill.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the estimated fair value of the assets acquired at the acquisition date (in millions):

July 13, 2011
Plant equipment	$66.3
Prepaid expenses	0.5

Assets acquired	$66.8

The following represents the unaudited pro forma consolidated statements of operations as if Seneca Lake had been included in the consolidated results of the Company for the three-month and nine-month periods ended June 30, 2011 (in millions):

	Pro Forma Consolidated Statements of Operations
	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
Revenue	$44.1	$125.9
Net income	$15.8	$40.7

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

On April 16, 2012, the Company exercised a portion of its accordion feature under the Credit Facility and increased the loan commitments thereunder by $100 million. Deferred financing costs increased $0.6 million as a result of this transaction. The aggregate amount of revolving loan commitments under the Credit Facility now equals $600 million. The Company may continue to increase the loan commitments by up to $150 million, subject to the lenders’ agreement and the satisfaction of certain conditions.

The Company’s outstanding balance on the Credit Facility at June 30, 2012 amounted to $324.2 million. Outstanding standby letters of credit under the Credit Facility amounted to $2.1 million at June 30, 2012. As a result, the Company has approximately $273.7 million of remaining capacity at June 30, 2012, subject to compliance with any applicable covenants under such facility.

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

On May 14, 2012, the Company issued 473,707 shares to Inergy for partial consideration of US Salt. See Note 9 for additional information regarding the purchase of US Salt.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Quarterly Distributions of Available Cash

On January 27, 2012, the Company declared a pro-rated distribution of $0.04 per limited partner unit paid on February 14, 2012, to unitholders of record on February 7, 2012, for a total distribution of $3.0 million with respect to the first fiscal quarter of 2012. The $0.04 cash distribution per limited partner unit corresponds to an initial quarterly cash distribution of $0.37 per quarter ($1.48 annually) and represents the prorated distribution for the period of time from December 21, 2011, the closing of the Company’s initial public offering, through December 31, 2011, the end of the first fiscal quarter.

On May 15, 2012, a quarterly distribution of $0.37 per limited partner unit was paid to unitholders of record on May 8, 2012, with respect to the second fiscal quarter of 2012, which totaled $27.6 million.

On July 26, 2012, the Company declared a distribution of $0.38 per limited partner unit to be paid on August 14, 2012, to unitholders of record on August 7, 2012.

Note 7 – Commitments and Contingencies

The Company has entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project and the MARC I pipeline. The Watkins Glen NGL development project entails the conversion of certain caverns created by US Salt into 2.1 million barrels of NGL storage. The MARC I pipeline project is a 39 mile, 30” bi-directional pipeline that will extend between the Company’s Stagecoach south lateral interconnect with Tennessee Gas Pipeline Company’s (“TGP”) 300 Line near its compressor station 319 and Transco’s Leidy Line near its compressor station 517, and is expected to have a minimum of 550,000 dekatherms per day of firm transportation capacity. At June 30, 2012, the total of these firm purchase commitments was $50.6 million and the purchases associated with these commitments are expected to occur over the next twelve months.

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

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Related Party Transactions

The Company has recorded sales to Inergy of $3.3 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively, and $8.5 million and $2.2 million for the nine months ended June 30, 2012 and 2011, respectively. The sales relate to storage space leased at the Company’s Bath storage facility. These sales increased the Company’s net income by $2.3 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively, and $5.6 million and $1.2 million for the nine months ended June 30, 2012 and 2011, respectively.

As discussed in Note 2, prior to the Inergy Midstream IPO, Inergy funded certain of the Company’s activities.

Note 9 – US Salt Acquisition

On May 14, 2012, the Company acquired 100% of the membership interests in US Salt from Inergy (“US Salt Acquisition”). The Company paid $192.5 million for US Salt, including $182.5 million in cash and 473,707 Inergy Midstream common units issued directly to Inergy. Additionally, all intercompany balances between US Salt and Inergy were extinguished in conjunction with the US Salt Acquisition.

The US Salt Acquisition is reflected in the Company’s consolidated financial statements based on the historical values and periods prior to the acquisition have been retrospectively adjusted to include the historical balances of US Salt. This accounting treatment is similar to the pooling of interests and is required as the transaction is amongst entities under common control. The effect of recasting the Company’s financial statements to account for this common control transaction increased net income $3.4 million and $2.8 million for the three months and ended June 30, 2012 and 2011, respectively, and $9.6 million and $8.7 million for the nine months ended June 30, 2012 and 2011, respectively.

In connection with the US Salt Acquisition, (i) US Salt’s guarantee of Inergy’s senior notes, as well as the lien granted to the lenders of Inergy’s credit agreement on US Salt’s membership interest and substantially all of its assets, were released; and (ii) US Salt’s membership interests and substantially all of its assets were pledged as collateral under the Company’s Credit Facility.

Note 10 – Segments

Effective with the US Salt Acquisition, the Company’s financial statements reflect two operating and reportable segments: storage and transportation operations and salt operations. The Company’s storage and transportation operations include storage and transportation of natural gas and natural gas liquids for third parties. The Company’s salt operations include the production and sale of salt products.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill, property, plant and equipment, total assets and expenditures for property, plant and equipment are also presented for each segment.

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment, total assets and expenditures for property, plant and equipment for each of the Company’s reportable segments are presented below (in millions):

	Three Months Ended June 30, 2012
	Storage and Transportation Operations	Salt Operations	Total
Firm storage revenues	$24.1	$—	$24.1
Salt revenues	—	13.0	13.0
Transportation revenues	7.1	—	7.1
Hub services revenues	4.4	—	4.4
Gross profit (excluding depreciation and amortization)	34.2	5.4	39.6
Identifiable assets	12.1	9.9	22.0
Goodwill	90.2	6.3	96.5
Property, plant and equipment	851.9	113.4	965.3
Total assets	835.5	100.3	935.8
Expenditures for property, plant and equipment	56.9	1.1	58.0

	Three Months Ended June 30, 2011
	Storage and Transportation Operations	Salt Operations	Total
Firm storage revenues	$22.5	$—	$22.5
Salt revenues	—	13.1	13.1
Transportation revenues	3.9	—	3.9
Hub services revenues	2.5	—	2.5
Gross profit (excluding depreciation and amortization)	24.6	5.3	29.9
Identifiable assets	10.2	10.8	21.0
Goodwill	90.2	6.3	96.5
Property, plant and equipment	597.2	108.0	705.2
Total assets	607.3	111.8	719.1
Expenditures for property, plant and equipment	41.6	1.7	43.3

	Nine Months Ended June 30, 2012
	Storage and Transportation Operations	Salt Operations	Total
Firm storage revenues	$70.5	$—	$70.5
Salt revenues	—	39.5	39.5
Transportation revenues	21.2	—	21.2
Hub services revenues	11.1	—	11.1
Gross profit (excluding depreciation and amortization)	94.8	16.4	111.2
Identifiable assets	12.1	9.9	22.0
Goodwill	90.2	6.3	96.5
Property, plant and equipment	851.9	113.4	965.3
Total assets	835.5	100.3	935.8
Expenditures for property, plant and equipment	144.5	3.9	148.4

INERGY MIDSTREAM, L.P.

(FORMERLY INERGY MIDSTREAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended June 30, 2011
	Storage and Transportation Operations	Salt Operations	Total
Firm storage revenues	$66.2	$—	$66.2
Salt revenues	—	39.2	39.2
Transportation revenues	9.5	—	9.5
Hub services revenues	4.6	—	4.6
Gross profit (excluding depreciation and amortization)	68.4	16.0	84.4
Identifiable assets	10.2	10.8	21.0
Goodwill	90.2	6.3	96.5
Property, plant and equipment	597.2	108.0	705.2
Total assets	607.3	111.8	719.1
Expenditures for property, plant and equipment	68.0	7.1	75.1

Note 11 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

On July 26, 2012, the Company declared a distribution of $0.38 per limited partner unit to be paid on August 14, 2012, to unitholders of record on August 7, 2012.

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

Overview

We are a fee-based, growth-oriented Delaware limited partnership formed to own, operate, develop and acquire midstream energy assets. Our current asset base consists of natural gas and NGL storage and transportation assets, as well as salt production assets, located in the Northeast region of the United States. We own and operate four natural gas storage facilities located in New York and Pennsylvania that have an aggregate working gas storage capacity of 41.0 Bcf with high peak injection and withdrawal capabilities. We also own natural gas pipelines located in New York and Pennsylvania with 355 MMcf/d of interstate and intrastate transportation capacity and, upon completion of our MARC I pipeline that is currently under construction, we will own a total of 875 MMcf/d of interstate transportation capacity. We also own and operate a 1.5 million barrel NGL storage facility located near Bath, New York. In addition, we own a solution mined salt production facility in New York, which creates salt caverns that can be developed into natural gas and NGL storage. Our near-term strategy is to continue to develop a platform of interconnected natural gas and related midstream assets that can be operated as an integrated Northeast storage and transportation hub.

Our business has expanded rapidly through internal growth initiatives and acquisitions since its inception in 2005. We have grown our natural gas storage capacity from 13.0 Bcf as of September 30, 2005 to 41.0 Bcf as of June 30, 2012. We believe that our current asset base enables us to significantly expand our storage and transportation capacity through continued investment in attractive growth projects. We expect these growth projects will further increase connectivity among our natural gas facilities and with third-party pipelines, thereby resulting in increased demand for our services.

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

On February 13, 2012, the FERC denied an intervener’s request to stay and rehear the MARC I certificate order. On February 14, 2012, the intervener filed an appeal and emergency motion for stay of the MARC I certificate order with the Second Circuit Court of Appeals, and a temporary stay was granted on February 17, 2012. The temporary stay remained in place until it was vacated by a three-judge panel following oral arguments on February 28, 2012. On March 6, 2012, the Second Circuit granted the intervener’s request for an expedited briefing schedule. Briefs were filed by all parties in March and April, and oral arguments were held on May 31, 2012. On June 12, 2012, the appellate court held that FERC had properly discharged its responsibilities and denied with prejudice the intervener’s petition challenging FERC’s MARC I certificate order.

We continue to construct the pipeline and expect to place into service the north 20-mile segment by September 1, 2012, and to complete and place into service the rest of the pipeline by October 1, 2012.

•	Watkins Glen NGL Storage Project

We are developing a 2.1 million barrel NGL storage facility located near Watkins Glen, New York, which is approximately 95% contracted under a contract extending to 2016. We continue to face delays in the permitting process due to other regulatory priorities (e.g., implementation of “fracking” regulations) and other reasons. We expect to receive the underground storage permit required for the project this calendar year, and to complete and place into service the storage facility within 120 days of the final permit being granted.

•	North/South II Expansion Project

We are developing the North/South II expansion project, which is expected to enable shippers to move higher volumes of natural gas bi-directionally through our Stagecoach facility from Millennium to TGP’s 300 Line, and all points in between. As part of this project, we plan to (i) extend the Stagecoach north lateral approximately three miles to interconnect with our East Pipeline, which will allow shippers to transport volumes from TGP’s 300 Line (as well as intermediate points, including Millennium) to the point of interconnection between the East Pipeline and the Dominion transmission system in Tompkins County, New York, and (ii) expand, through the installation of additional compression or looping, the capacity of the Stagecoach laterals, which will enable shippers to move higher volumes of natural gas over the existing North/South pipeline route. We are working to acquire the land required to complete the 3-mile lateral extension under CNYOG’s blanket authority, evaluating uprating options for the East Pipeline, and discussing commercial commitments with potential shippers.

•	Commonwealth Pipeline

On February 29, 2012, we announced plans to explore the marketing and development of a new interstate natural gas pipeline (“Commonwealth Pipeline”) with affiliates of UGI Corporation and WGL Holdings, Inc. As proposed, Commonwealth Pipeline would run approximately 200 miles from the southern terminus of our MARC I pipeline to a point of interconnection with Washington Gas Light’s distribution system in Maryland. We are exploring costs, route options and other information required to complete a feasibility study, and assessing market demand for the proposed transportation capacity. To the extent the partners determine that the project is economically feasible, affiliates of UGI Corporation and WGL Holdings, Inc. are expected to become anchor shippers on the new pipeline. The project sponsors held a non-binding open season for capacity on the Commonwealth Pipeline in the second calendar quarter, and on June 18, 2012, announced that the initial results from the open season were positive. The project sponsors are working to finalize route information and have commenced negotiating precedent agreements with potential shippers.

In addition to our significant growth projects, we are working on a number of initiatives that we expect to enhance customer flexibility, deliver operational synergies and augment our platform of future growth opportunities. For example, in the second calendar quarter we (i) filed applications requesting FERC authorization to effectively convert our Steuben gas tariff from cost-based rates to market-based rates, by merging the entity that owns our Steuben gas storage facility into the entity that owns our Thomas Corner and Seneca Lake gas storage facilities, and (ii) interconnected our Seneca Lake west lateral pipeline and the Millennium Pipeline, thus enhancing deliverability and receipt flexibility for our Seneca Lake natural gas storage customers.

We believe the key factors that impact our storage and transportation operations are (i) the anticipated long-term supply and demand for natural gas and NGLs in the markets we serve, which determine the amount of volatility in natural gas and NGL prices and drive month-to-month differentials in the forward curve for natural gas prices; (ii) our ability to capitalize on internal growth projects; (iii) the needs of our customers and the competitiveness of our service offerings; and (iv) government regulation, including our ability to obtain the permits required to build new infrastructure. We believe the key factors that impact our salt operations are (a) our ability to continue to satisfy customer demand at existing production levels; (b) actual and forecast costs, including freight and other transportation costs, that directly impact customer decision making and competition in the markets we serve; (c) customer and consumer trends with respect to use of salt products; and (d) our ability to control major production costs including labor, fuel costs and raw materials. These factors, discussed in more detail below, play an important role in how we evaluate our operations and implement our long-term strategies.

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

Firm Storage Contracts

A substantial majority of our revenues is derived from storage services we provide under firm contracts. We seek to maximize the portion of our physical capacity sold under firm contracts. With respect to our natural gas storage operations, to the extent that physical capacity that is contracted for firm service is not being fully utilized, we attempt to contract available capacity for interruptible service. The table below sets forth the percentage of physical capacity or deliverability sold under firm storage contracts, as of June 30, 2012:

Storage Facility	Percentage Contractually Committed	Weighted-Average Maturity (Year)
Stagecoach (Natural Gas)	95%	2016
Thomas Corners (Natural Gas)	100%	2015
Seneca Lake (Natural Gas)	80%	2016
Steuben (Natural Gas)	100%	2016
Bath (NGL)(1)	100%	2016

(1)	We have contracted 100% of the operationally available storage capacity at our Bath storage facility to an affiliate, Inergy.

Transportation Contracts

Our North/South expansion project and the East Pipeline, together with our MARC I pipeline when completed, are expected to provide material earnings to our operations. We will seek to maximize the portion of physical capacity sold on the pipelines under firm contracts. To the extent the physical capacity that is contracted for firm service is not being fully utilized, we plan to contract available capacity on an interruptible basis. As of June 30, 2012, our existing transportation assets and our MARC I project were 100% contracted and committed.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table summarizes the consolidated statement of operations components for the three months ended June 30, 2012 and 2011, respectively (in millions):

	Three Months Ended June 30,		Change
	2012	2011	In Dollars	Percentage
Revenues	$48.6	$42.0	$6.6	15.7%
Service/product related costs	9.0	12.1	(3.1)	(25.6)
Operating and administrative expenses	8.1	3.7	4.4	118.9
Depreciation and amortization	12.8	10.7	2.1	19.6

Operating income	18.7	15.5	3.2	20.6
Interest expense, net	0.7	—	0.7	*

Net income	$18.0	$15.5	$2.5	16.1%

*	Not meaningful

Revenue. Revenues for the three months ended June 30, 2012, were $48.6 million, an increase of $6.6 million, or 15.7%, from $42.0 million during the same three-month period in 2011.

Revenues from firm storage were $24.1 million for the three months ended June 30, 2012, an increase of $1.6 million, or 7.1%, from $22.5 million during the same three-month period in 2011. Natural gas firm storage revenues increased $1.0 million primarily due to the acquisition of our Seneca Lake storage facility in July 2011. NGL firm storage revenues also increased $1.5 million due to the contractual / customer mix of customers at our Bath facility, partially offset by a $0.9 million reduction of butane product sales which were completed during the same three-month period in 2011.

Revenues from transportation were $7.1 million for the three months ended June 30, 2012, an increase of $3.2 million, or 82.1%, from $3.9 million during the same three-month period in 2011. Transportation revenues increased $4.6 million due to the placement into service of our North/South expansion project and $1.2 million due to the acquisition of our Seneca Lake storage facility. These increases in transportation revenues were partially offset by the reduction of revenues derived from marketing to Stagecoach storage customer’s capacity we held on TGP’s 300 Line due to the non-renewal of certain capacity held by us.

Revenues from hub services were $4.4 million for the three months ended June 30, 2012, an increase of $1.9 million, or 76.0%, from $2.5 million during the same three-month period in 2011. This increase resulted primarily from additional demand for interruptible wheeling service as a result of customer demand to move gas to and from our interconnecting pipes primarily due to increasing natural gas development in Pennsylvania. Additionally, hub services revenue increased $0.9 million due to insurance reimbursements related to the Stagecoach central compressor loss.

Revenues from salt were $13.0 million for the three months ended June 30, 2012, a decrease of $0.1 million, or 0.8%, from $13.1 million during the same three-month period in 2011.

Service/Product Related Costs. Service/product related costs, including storage, transportation and salt costs, for the three months ended June 30, 2012, were $9.0 million, a decrease of $3.1 million, or 25.6%, from $12.1 million during the same three-month period in 2011.

Storage related costs were $0.4 million for the three months ended June 30, 2012, a decrease of $1.8 million, or 81.8%, from $2.2 million during the same three-month period in 2011. Storage related costs decreased primarily due to a $2.7 million decrease in storage related costs as a result of insurance reimbursements related to the Stagecoach central compressor loss. Additionally, NGL storage costs decreased $0.9 million during the period due to a reduction of butane product sales from the same three-month period in 2011, partially offset by a $1.6 million increase in storage related costs incurred as a result of placing our North/South expansion project into service in December 2011.

Transportation related costs were $1.0 million for the three months ended June 30, 2012, a decrease of $1.1 million, or 52.4%, from $2.1 million during the same three-month period in 2011. Transportation related costs are primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe. This decrease was due to the non-renewal of certain TGP capacity held by us.

Salt related costs were $7.6 million for the three months ended June 30, 2012, a decrease of $0.2 million, or 2.6%, from $7.8 million during the same three-month period in 2011.

Our storage related costs consist primarily of direct costs to run the storage facilities, including electricity, contractor and fuel costs. These costs are offset by any fuel-in-kind collections made during the period. Our salt related costs directly relate to the salt operations and the costs associated with this business. Our transportation related costs consist primarily of our costs to procure firm transportation capacity on certain pipelines.

Operating and Administrative Expenses. Operating and administrative expenses were $8.1 million for the three months ended June 30, 2012, compared to $3.7 million during the same three-month period in 2011, an increase of $4.4 million, or 118.9%. Operating expenses increased $1.3 million due to an increase in unit based compensation expenses, $0.8 million due to the acquisition of our Seneca Lake facility in July 2011, $0.6 million due to acquisition related expenses associated with US Salt and $0.6 million due to an increase in property taxes and personnel costs at our various facilities.

Depreciation and Amortization. Depreciation and amortization increased to $12.8 million for the three months ended June 30, 2012, from $10.7 million during the same three-month period in 2011. This $2.1 million, or 19.6%, increase resulted primarily from the Seneca Lake acquisition in July 2011 and the North/South expansion project which was placed into full service in December 2011, which resulted in increased depreciation of $1.2 million and $1.0 million, respectively.

Interest Expense. Interest expense was $0.7 million for the three months ended June 30, 2012 related to interest incurred on outstanding borrowings on our revolving Credit Facility. There was no interest expense in the prior period due to no outstanding debt, as Inergy previously funded our operations.

Net Income. Net income for the three months ended June 30, 2012, was $18.0 million compared to net income of $15.5 million during the same three-month period in 2011. The $2.5 million, or 16.1%, increase in net income was primarily attributable to higher revenue and lower service/product related costs during the three months ended June 30, 2012, partially offset by increased operating and administrative costs and depreciation and amortization.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended June 30, 2012 and 2011, respectively (in millions):

	Three Months Ended June 30,
	2012	2011
EBITDA:
Net income	$18.0	$15.5
Depreciation and amortization	12.8	10.7
Interest expense, net	0.7	—

EBITDA	$31.5	$26.2

Long-term incentive and equity compensation expense	1.3	0.2
Transaction costs	0.6	—

Adjusted EBITDA	$33.4	$26.4

	Three Months Ended June 30,
	2012	2011
EBITDA:
Net cash provided by operating activities	$35.7	$36.5
Net changes in working capital balances	(3.4)	(10.3)
Amortization of deferred financing costs	(0.2)	—
Interest expense, net	0.7	—
Long-term incentive and equity compensation expense	(1.3)	—

EBITDA	$31.5	$26.2

Long-term incentive and equity compensation expense	1.3	0.2
Transaction costs	0.6	—

Adjusted EBITDA	$33.4	$26.4

EBITDA is defined as income (loss) before income taxes, plus net interest expense and depreciation and amortization expense. For the three months ended June 30, 2012 and 2011, EBITDA was $31.5 million and $26.2 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding long-term incentive and equity compensation expenses and transaction costs. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $33.4 million for the three months ended June 30, 2012, compared to $26.4 million in the same three-month period in 2011. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

The following table summarizes the consolidated statement of operations components for the nine months ended June 30, 2012 and 2011, respectively (in millions):

	Nine Months Ended June 30,		Change
	2012	2011	In Dollars	Percentage
Revenues	$142.3	$119.5	$22.8	19.1%
Service/product related costs	31.1	35.1	(4.0)	(11.4)
Operating and administrative expenses	21.0	12.7	8.3	65.4
Depreciation and amortization	37.5	32.0	5.5	17.2

Operating income	52.7	39.7	13.0	32.7
Interest expense, net	0.7	—	0.7	*

Net income	$52.0	$39.7	$12.3	31.0%

*	Not meaningful

Revenue. Revenues for the nine months ended June 30, 2012, were $142.3 million, an increase of $22.8 million, or 19.1%, from $119.5 million during the same nine-month period in 2011.

Revenues from firm storage were $70.5 million for the nine months ended June 30, 2012, an increase of $4.3 million, or 6.5%, from $66.2 million during the same nine-month period in 2011. Natural gas firm storage revenues increased $2.3 primarily due to the acquisition of our Seneca Lake storage facility in July 2011. NGL firm storage revenues also increased $2.0 million due to the contractual /customer mix at our Bath facility.

Revenues from transportation were $21.2 million for the nine months ended June 30, 2012, an increase of $11.7 million, or 123.2%, from $9.5 million during the same nine-month period in 2011. Transportation revenues increased $10.6 million due to the placement into service of our North/South expansion project and $3.5 million due to the acquisition of our Seneca Lake storage facility. These increases in transportation revenues were partially offset by the reduction of revenues derived from marketing to Stagecoach storage customer’s capacity we held on TGP’s 300 Line due to the non-renewal of certain capacity held by us.

Revenues from hub services were $11.1 million for the nine months ended June 30, 2012, an increase of $6.5 million, or 141.3%, from $4.6 million during the same nine-month period in 2011. This increase resulted primarily from additional demand for interruptible wheeling service as a result of customer demand to move gas to and from our interconnecting pipes primarily due to increasing natural gas development in Pennsylvania. Additionally, hub services revenue increased $0.9 million due to insurance reimbursements related to the Stagecoach central compressor loss.

Revenues from salt were $39.5 million for the nine months ended June 30, 2012, an increase of $0.3 million, or 0.8%, from $39.2 million during the same nine-month period in 2011.

Service/Product Related Costs. Service/product related costs, including storage, transportation and salt costs, for the nine months ended June 30, 2012, were $31.1 million, a decrease of $4.0 million, or 11.4%, from $35.1 million during the same nine-month period in 2011.

Storage related costs were $3.9 million for the nine months ended June 30, 2012, a decrease of $2.9 million, or 42.6%, from $6.8 million during the same nine-month period in 2011. Storage related costs decreased primarily due to a $2.7 million decrease in storage related costs as a result of insurance reimbursements related to the Stagecoach central compressor loss, and an additional decrease of $2.0 million related to additional costs incurred in the prior period associated with the central compressor loss. Additionally, NGL storage costs decreased $0.9 million during the period due to a reduction of butane product sales from the same nine-month period in 2011, partially offset by a $2.3 million increase in storage related costs incurred as a result of placing our North/South expansion project into service in December 2011.

Transportation related costs were $4.1 million for the nine months ended June 30, 2012, a decrease of $1.0 million, or 19.6%, from $5.1 million during the same nine-month period in 2011. Transportation related costs are primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe. This decrease was due to the non-renewal of certain TGP capacity held by us.

Salt related costs were $23.1 million for the nine months ended June 30, 2012, a decrease of $0.1 million, or 0.4%, from $23.2 million during the same nine-month period in 2011.

Our storage related costs consist primarily of direct costs to run the storage facilities, including electricity, contractor and fuel costs. These costs are offset by any fuel-in-kind collections made during the period. Our salt related costs directly relate to the cost of salt sold. Our transportation related costs consist primarily of our costs to procure firm transportation capacity on certain pipelines.

Operating and Administrative Expenses. Operating and administrative expenses were $21.0 million for the nine months ended June 30, 2012, compared to $12.7 million during the same nine-month period in 2011, an increase of $8.3 million, or 65.4%. Operating expenses increased $3.1 million due to an increase in unit based compensation expenses, $2.4 million due to the acquisition of our Seneca Lake facility in July 2011, $1.4 million due to an increase in property taxes and personnel costs at our various facilities and $0.6 million due to acquisition related expenses associated with US Salt.

Depreciation and Amortization. Depreciation and amortization increased to $37.5 million for the nine months ended June 30, 2012, from $32.0 million during the same nine-month period in 2011. This $5.5 million, or 17.2%, increase resulted primarily from the Seneca Lake acquisition in July 2011 and the North/South expansion project which was placed into full service in December 2011, which resulted in increased depreciation of $3.5 million and $2.3 million, respectively.

Interest Expense. Interest expense was $0.7 million for the nine months ended June 30, 2012 related to interest incurred on outstanding borrowings on our revolving Credit Facility. There was no interest expense in the prior period due to no outstanding debt, as Inergy previously funded our operations.

Net Income. Net income for the nine months ended June 30, 2012, was $52.0 million compared to net income of $39.7 million during the same nine-month period in 2011. The $12.3 million, or 31.0%, increase in net income was primarily attributable to higher revenue and lower service/product related costs during the nine months ended June 30, 2012, partially offset by increased operating and administrative costs and depreciation and amortization.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the nine months ended June 30, 2012 and 2011, respectively (in millions):

	Nine Months Ended June 30,
	2012	2011
EBITDA:
Net income	$52.0	$39.7
Depreciation and amortization	37.5	32.0
Interest expense, net	0.7	—

EBITDA	$90.2	$71.7

Long-term incentive and equity compensation expense	3.1	1.1
Transaction costs	0.6	—

Adjusted EBITDA	$93.9	$72.8

	Nine Months Ended June 30,
	2012	2011
EBITDA:
Net cash provided by operating activities	$103.9	$89.1
Net changes in working capital balances	(10.8)	(17.4)
Amortization of deferred financing costs	(0.5)	—
Interest expense, net	0.7	—
Long-term incentive and equity compensation expense	(3.1)	—

EBITDA	$90.2	$71.7

Long-term incentive and equity compensation expense	3.1	1.1
Transaction costs	0.6	—

Adjusted EBITDA	$93.9	$72.8

EBITDA is defined as income (loss) before income taxes, plus net interest expense and depreciation and amortization expense. For the nine months ended June 30, 2012 and 2011, EBITDA was $90.2 million and $71.7 million, respectively. As indicated in the table, Adjusted EBITDA represents EBITDA excluding long-term incentive and equity compensation expenses and transaction costs. Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction. Adjusted EBITDA was $93.9 million for the nine months ended June 30, 2012, compared to $72.8 million in the same nine-month period in 2011. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with generally accepted accounting principles as those items are used to measure operating performance, liquidity or the ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make the minimum quarterly distribution and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $103.9 million and $89.1 million for the nine-month periods ending June 30, 2012 and 2011, respectively. The $14.8 million increase in operating cash flows was primarily attributable to the placement into service of our North/South expansion project and the acquisition of our Seneca Lake storage facility.

Net investing cash outflows were $238.1 million and $71.3 million for the nine-month periods ending June 30, 2012 and 2011, respectively. Net cash outflows were primarily impacted by the $182.5 million acquisition of US Salt, LLC. As the accounting treatment of this transaction was similar to a pooling of interests since the two entities are under common control, the book value of the acquired net assets of $107.7 million is shown on the consolidated statements of cash flows in investing activities. The purchase price in excess of the acquired net book value of $74.8 million is shown in financing activities. In addition, we increased our capital expenditures by $60.2 million in the nine-month period ended June 30, 2012 compared to the same period in the prior year primarily as a result of the MARC I project.

Net financing cash inflows (outflows) were $134.2 million and $(8.4) million for the nine-month periods ending June 30, 2012 and 2011, respectively. The net change was primarily attributable to an increase in borrowings on our Credit Facility to fund the acquisition of US Salt. Offsetting this increase was $74.8 million related to the US Salt acquisition as discussed above. Inergy historically funded our working capital and growth capital expansion initiatives and we historically paid Inergy all cash generated from operations. Subsequent to our IPO, Inergy will no longer provide us credit support.

We believe that anticipated cash from operations and borrowing capacity under our Credit Facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. As of June 30, 2012, we have firm purchase commitments totaling approximately $50.6 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Company. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

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

Our outstanding balance on the Credit Facility at June 30, 2012 amounted to $324.2 million. Outstanding standby letters of credit under the Credit Facility amounted to $2.1 million at June 30, 2012. As a result, we have approximately $273.7 million of remaining capacity at June 30, 2012, subject to compliance with any applicable covenants under such facility.

The Credit Facility requires us to maintain a consolidated leverage ratio (as defined in our credit agreement) of not more than 5.00 to 1.00 and an interest coverage ratio (as defined in our credit agreement) of not less than 2.50 to 1.00.

At June 30, 2012, our ratio of total funded debt to consolidated EBITDA was 2.32 to 1.0 and our ratio of consolidated EBITDA to consolidated interest expense was not meaningful due to our negligible amount of interest expense.

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

As described above, we have a $600 million revolving credit facility subject to the risk of loss associated with movements in interest rates. At June 30, 2012, we had floating rate obligations totaling $324.2 million under the Credit Facility. We may hedge portions of our borrowings under the Credit Facility from time to time. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. We had no hedging instruments in place at June 30, 2012.

If the floating rate were to fluctuate by 100 basis points from June 2012 levels, our interest expenditures would change by a total of approximately $3.2 million per year.

Item 4.	Controls and Procedures

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report.

In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013. There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Inergy Midstream, L.P. issued 473,707 shares to Inergy, L.P for partial consideration of US Salt, LLC.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Limited Partnership of Inergy Midstream, L.P. (incorporated by reference to Exhibit 3.4 to Inergy Midstream, L.P.’s Form S-1/A filed on November 21, 2011)

3.2	First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P., dated December 21, 2011 (incorporated herein by reference to Exhibit 4.2 to Inergy Midstream, L.P.’s Form S-8 filed on December 21, 2011)

3.3	Certificate of Formation of NRGM GP, LLC (incorporated by reference to Exhibit 3.7 to Inergy Midstream, L.P.’s Form S-1/A filed on November 21, 2011)

3.4	Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011. (incorporated by reference to Exhibit 3.2 to Inergy Midstream, L.P.’s Form 8-K filed on December 21, 2011)

10.1	Membership Interest Purchase Agreement dated May 14, 2012, by and among Inergy, L.P. and the Company (incorporated by reference to Exhibit 10.1 to Inergy Midstream, L.P.’s Form 8-K filed on May 14, 2012)

*31.1	Certification of Chief Executive Officer of Inergy Midstream, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Inergy Midstream, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Inergy Midstream, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Inergy Midstream, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY MIDSTREAM, L.P.

	By:	NRGM GP, LLC
(its general partner)

Date: August 2, 2012	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)