Form 10-Q
period 2013-03-31
INERGY MIDSTREAM, L.P.
filed 2013-05-08
CIK 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

INERGY MIDSTREAM, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy Midstream, L.P.
INERGY MIDSTREAM, L.P. CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	March 31, 2013	September 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$0.3	$—
Accounts receivable	25.5	19.3
Inventories (Note 3):	5.7	5.6
Prepaid expenses and other current assets	9.4	5.4
Total current assets	40.9	30.3

Property, plant and equipment (Note 3):	1,212.6	1,068.7
Less: accumulated depreciation	232.7	200.8
Property, plant and equipment, net	979.9	867.9

Intangible assets (Note 3):
Customer accounts	191.2	38.3
Other intangible assets	20.5	5.2
	211.7	43.5
Less: accumulated amortization	24.3	14.2
Intangible assets, net	187.4	29.3

Goodwill	259.4	96.5
Other assets	2.9	3.9
Total assets	$1,470.5	$1,027.9

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$2.8	$3.9
Accrued expenses	23.6	51.4
Current portion of long-term debt (Note 5)	0.9	1.5
Total current liabilities	27.3	56.8

Long-term debt, less current portion (Note 5)	711.0	415.0
Other long-term liabilities	0.8	0.8

Partners’ capital (Note 6):
Limited partner unitholders (85,903,064 and 75,181,930 common units issued and outstanding at March 31, 2013 and September 30, 2012, respectively)	731.4	555.3
Total partners’ capital	731.4	555.3
Total liabilities and partners’ capital	$1,470.5	$1,027.9
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012(a)	2013	2012(a)
Revenue:
Firm storage	$20.3	$20.2	$40.5	$41.1
Transportation	15.7	7.6	23.9	14.1
Hub services	2.3	2.4	5.5	6.7
Related party firm storage (Note 8)	3.3	3.3	6.7	5.3
Salt	11.3	13.4	23.9	26.5
Crude	10.9	—	13.7	—
	63.8	46.9	114.2	93.7

Costs and expenses:
Storage related	2.8	1.6	5.0	3.5
Transportation related	1.1	1.4	2.1	3.1
Salt related	7.3	8.0	14.7	15.5
Crude related	1.6	—	1.9	—
Operating and administrative	13.3	6.8	25.0	12.9
Depreciation and amortization	25.9	12.7	41.1	24.7
Loss on disposal of assets	—	—	0.6	—
	52.0	30.5	90.4	59.7

Operating income	11.8	16.4	23.8	34.0
Interest expense, net	8.6	—	14.1	—
Net income	$3.2	$16.4	$9.7	$34.0
Less: net income prior to initial public offering of Inergy Midstream, L.P.	—	—	—	12.9
Less: net income earned by US Salt, LLC prior to acquisition	—	3.0	—	6.2
Net income available to partners	$3.2	$13.4	$9.7	$14.9

Partners’ interest information:
Non-managing general partner interest in net income	$2.2	$—	$3.9	$—
Total limited partners’ interest in net income	$1.0	$13.4	$5.8	$14.9

Net income per limited partner unit:
Basic	$0.01	$0.18	$0.07	$0.20
Diluted	$0.01	$0.18	$0.07	$0.20

Weighted-average limited partners’ units outstanding (in thousands):
Basic	85,887	74,337	81,932	74,334
Diluted	85,887	74,337	81,932	74,334
(a) Retrospectively adjusted as described in Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTEAM, L.P. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012(a)	2013	2012(a)

Net income	$3.2	$16.4	$9.7	$34.0
Change in unrealized fair value on cash flow hedges (Note 2)	—	—	—	—
Comprehensive income	$3.2	$16.4	$9.7	$34.0
(a) Retrospectively adjusted as described in Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

Total Partners’ Capital
Balance at September 30, 2012	$555.3
Net proceeds from issuance of common units	224.5
Distributions to Inergy, L.P.	(46.6)
Distributions to external unitholders	(18.7)
Unit-based compensation charges	6.0
Equity contribution from Inergy, L.P.	1.2
Net income	9.7
Balance at March 31, 2013	$731.4

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	March 31,
	2013	2012(a)
Operating activities
Net income	$9.7	$34.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32.0	23.4
Amortization	9.1	1.3
Amortization of deferred financing costs	3.2	0.3
Unit-based compensation charges	6.0	1.8
Loss on disposal of assets	0.6	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3.0)	(1.2)
Inventories	(0.1)	—
Prepaid expenses and other current assets	(2.2)	(2.8)
Other assets	1.0	—
Accounts payable and accrued expenses	3.5	0.2
Payable to Inergy, L.P.	0.4	11.2
Net cash provided by operating activities	60.2	68.2

Investing activities
Acquisitions, net of cash acquired	(424.5)	—
Purchases of property, plant and equipment	(78.1)	(81.4)
Net cash used in investing activities	(502.6)	(81.4)
(a) Retrospectively adjusted as described in Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	March 31,
	2013	2012(a)
Financing activities
Proceeds from the issuance of long-term debt	$653.2	$129.0
Principal payments on long-term debt	(357.8)	(32.0)
Distributions to Inergy, L.P.	(46.6)	(120.4)
Distributions to external unitholders	(18.7)	(0.7)
Principal payment on promissory note	—	(255.0)
Borrowings from related party	—	37.9
Equity contribution from Inergy, L.P.	1.2	—
Payments to related party	—	(33.6)
Net proceeds from issuance of common units	224.5	292.7
Other	—	(0.1)
Payments for deferred financing costs	(13.1)	(4.6)
Net cash provided by financing activities	442.7	13.2

Net increase in cash	0.3	—
Cash at beginning of period	—	—
Cash at end of period	$0.3	$—

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(36.6)	$7.3
Net change to property, plant and equipment through non-cash capitalized interest	$—	$1.7
Extinguishment of indebtedness owed to Inergy, L.P.	$—	$152.8
Assumption of promissory note of Inergy, L.P. (Note 6)	$—	$255.0

Acquisitions, net of cash acquired:
Current assets	$5.1	$—
Property, plant and equipment	102.4	—
Intangible assets	157.4	—
Goodwill	162.9	—
Current liabilities	(3.3)	—
Total acquisitions, net of cash acquired	$424.5	$—
(a) Retrospectively adjusted as described in Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Organization and Basis of Presentation

Organization

Inergy Midstream, LLC was formed in September 2004 by Inergy, L.P. (“Inergy”) to acquire, develop, own and operate midstream energy assets. In connection with its initial public offering (“IPO”) of common units representing limited partnership interests, (i) Inergy Midstream, LLC converted into a Delaware limited partnership and changed its name to Inergy Midstream, L.P. (the “Company” or "Inergy Midstream") on November 14, 2011, and (ii) the Company transferred to Inergy 100% of its membership interest in two wholly owned subsidiaries (US Salt, LLC and Tres Palacios Gas Storage LLC) on November 25, 2011. The Company's common units began trading on the New York Stock Exchange (“NYSE”) on December 16, 2011 under the symbol “NRGM,” and the IPO closed on December 21, 2011.

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

In December 2012, the Company acquired the COLT Hub, which is strategically located near the town of Epping in Williams County, North Dakota, in the heart of the Bakken and Three Forks shale oil-producing areas. With 720,000 barrels of crude oil storage and two 8,700-foot rail loops, the COLT Hub can accommodate 120-car unit trains and is capable of loading up to 120,000 barrels per day by rail. Customers can source product via gathering systems, an eight-bay truck unloading rack and the COLT Connector, a 21-mile, 10-inch bi-directional pipeline that connects the COLT Hub to the Enbridge and Tesoro crude pipelines at Dry Fork (Beaver Lodge/Ramberg junction). The COLT Hub is connected to the Banner crude gathering system and expects to connect to the Meadowlark Midstream (formerly, Bear Tracker Energy) and Hiland Pipeline crude gathering systems in fiscal 2013.

Basis of Presentation

The financial information contained herein as of March 31, 2013, and for the three-month and six-month periods ended March 31, 2013 and 2012, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Expense Classification

Storage related costs consist of the direct costs to operate the storage and transportation facilities, including power, contractor and fuel costs. These costs support the revenue generated from firm storage, hub services and transportation services due to the intertwined nature of our assets. The Company's transportation related costs consist primarily of costs to procure firm transportation capacity on certain pipelines. Transportation related costs also consist of direct costs to operate the East Pipeline and the MARC I Pipeline. In limited instances, the Company may sell inventory obtained from fuel-in-kind collections. The cost basis of this inventory will be recorded in storage related costs. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in storage and transportation related costs and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in providing storage services, but are not included in storage and transportation related costs. These amounts were $16.7 million and $11.2 million for the three months ended March 31, 2013 and 2012, respectively, and $29.7 million and $21.6 million for the six months ended March 31, 2013 and 2012, respectively.

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

One customer, ConEdison, accounted for approximately 10% and 14% of the Company's total revenue for the three months ended March 31, 2013 and 2012, respectively, and 12% and 14% of the Company's total revenue for the six months ended March 31, 2013 and 2012, respectively.  No other customer accounted for 10% or more of the Company's total revenue in those periods. All ConEdison revenues are captured in the storage and transportation segment.

Chesapeake Energy Corporation accounted for 14% of the Company's consolidated accounts receivable at March 31, 2013, and ConEdison accounted for 11% of the Company's consolidated accounts receivable at September 30, 2012.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. The Company capitalizes all construction related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $1.0 million and $1.1 million during the three months ended March 31, 2013, and 2012, respectively, and $2.3 million and $2.9 million during the six months ended March 31, 2013, and 2012, respectively. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	15-25
Office furniture and equipment	3-7
Vehicles	3-5
Pipelines	15
Base gas	10
Plant equipment	3-20

Salt deposits are depleted on a unit of production method. Maintenance and repairs are charged to expense as incurred.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not identified any indicators that suggest the carrying amount of an asset may not be recoverable for the period ended March 31, 2013.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Goodwill

Goodwill is recognized for various acquisitions by the Company as the excess of the cost of the acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

The Company completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2012. No indicators of impairment were identified requiring an interim impairment test during the six-month period ended March 31, 2013.

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

Income Per Unit

The Company calculates basic net income per limited partner unit by utilizing the two class method. Net income available to partners and the weighted-average number of units outstanding are presented only for the period subsequent to the IPO on December 21, 2011. Earnings (net income available to partners) of US Salt is presented only for the period subsequent to the acquisition on May 14, 2012. Basic and diluted net income per unit are the same, as there are no potentially dilutive units outstanding at March 31, 2013.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. As of March 31, 2013, the estimated fair value of the Company's fixed-rate senior notes, based on available trading information, totaled $522.5 million compared with the aggregate principal amount at maturity of $500.0 million. The fair value of debt was determined based on market quotes from Bloomberg. At March 31, 2013, the Company's $600.0 million revolving credit facility had amounts outstanding of $211.9 million, which approximated fair value due primarily to the floating interest rate associated with borrowings under the credit facility.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Allocation of Expenses

The Company shares common management, operating and administrative and overhead costs with Inergy. The shared costs allocated to the Company totaled $5.0 million (including $3.0 million of unit-based compensation charges) and $2.3 million (including $0.9 million of unit-based compensation charges) for the three months ended March 31, 2013 and 2012, respectively, and $9.1 million (including $5.2 million of unit-based compensation charges) and $4.8 million (including $1.8 million of unit-based compensation charges) for the six months ended March 31, 2013 and 2012, respectively. In conjunction with its IPO, the Company entered into an Omnibus Agreement with Inergy that requires the Company to reimburse Inergy for all shared costs incurred on its behalf. Due to the nature of these shared costs, it is not practicable to estimate what the costs would have been on a stand-alone basis. Accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have occurred, if the Company had operated as a stand-alone entity.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the realized loss on a derivative instrument that the Company entered into to hedge the purchase of base gas for one storage facility. The amount included in other comprehensive income associated with this derivative is being reclassified to earnings over the same period that the hedged base gas is recorded in earnings. The amount reclassified to earnings for the six-month period ended March 31, 2013 was not material.

Property Tax Receivable

The Company receives property tax benefits under New York's Empire State Development program. The amounts due to be refunded to the Company under this program amounted to $4.9 million and $5.7 million as of March 31, 2013 and September 30, 2012, respectively. At March 31, 2013, $2.0 million of the amounts due to be refunded were classified in prepaid expenses and other current assets, and $2.9 million were classified in other long-term assets on the consolidated balance sheets. At September 30, 2012, $2.0 million of the amounts due to be refunded were classified in prepaid expenses and other current assets, and $3.7 million were classified in other long-term assets on the consolidated balance sheets.

Prepaid Property Taxes

The Company prepays property taxes in certain taxing jurisdictions and thus records the amount of taxes relating to future periods in prepaid expenses and other current assets, which totaled $2.4 million and $1.7 million at March 31, 2013 and September 30, 2012, respectively.

Property, Plant and Equipment Accrual

The Company has accrued for property, plant and equipment, including certain construction work in process relating to construction efforts on various growth projects. At March 31, 2013 the Company had accrued $8.5 million relating to property, plant and equipment, of which $7.9 million was classified as accrued expenses and $0.6 million was classified as accounts payable on the consolidated balance sheets. At September 30, 2012 the Company had accrued $45.1 million relating to property, plant and equipment, of which $44.1 million was classified as accrued expenses and $1.0 million was classified as accounts payable on the consolidated balance sheets.

Asset Retirement Obligations

An asset retirement obligation ("ARO") is an estimated liability for the cost to retire a tangible asset. The fair value of these AROs could not be made as settlement dates (or range of dates) associated with these assets were not estimable.

Accounting for Unit-Based Compensation

The Company has a unit-based employee compensation plan and all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. The amount of compensation expense recorded by the Company during the three months ended March 31, 2013 was $3.4 million ($3.0 million allocated by Inergy for Inergy units and $0.4 million for Inergy Midstream units). The amount of compensation expense allocated to the

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company during the three months ended March 31, 2012 was $0.9 million. The amount of compensation expense recorded by the Company during the six months ended March 31, 2013 was $6.0 million ($5.2 million allocated by Inergy for Inergy units and $0.8 million for Inergy Midstream units). The amount of compensation expense allocated to the Company during the six months ended March 31, 2012 was $1.8 million.

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

Recently Issued Accounting Pronouncements

On February 5, 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends and clarifies the disclosure requirements prescribed in ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2013-02 requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public entities will also have to provide this information in their interim financial statements. Specifically, entities must present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related footnote for additional information.  The Company will be subject to the requirements of ASU No. 2013-02 effective October 1, 2013, and the Company is currently reviewing the effect of this ASU.

Note 3 – Certain Balance Sheet Information

Inventories

Inventories consisted of the following at March 31, 2013 and September 30, 2012, respectively (in millions):

	March 31, 2013	September 30, 2012
Parts and supplies	$4.3	$4.2
Natural gas	0.4	0.4
Raw materials	0.3	0.2
Finished goods	0.7	0.8
Total inventories	$5.7	$5.6

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2013 and September 30, 2012, respectively (in millions):

	March 31, 2013	September 30, 2012
Plant equipment	$332.1	$225.3
Salt deposits	41.6	41.6
Land and buildings	248.0	180.2
Pipelines	424.5	213.1
Vehicles	3.3	3.0
Construction in process	87.1	331.4
Base gas	73.5	73.1
Office furniture and equipment	2.5	1.0
	1,212.6	1,068.7
Less: accumulated depreciation	232.7	200.8
Total property, plant and equipment, net	$979.9	$867.9

Intangible Assets

Intangible assets consisted of the following at March 31, 2013 and September 30, 2012, respectively (in millions):

	March 31, 2013	September 30, 2012
Customer accounts	$191.2	$38.3
Covenants not to compete	4.4	—
Deferred financing and other costs	16.1	5.2
	211.7	43.5
Less: accumulated amortization	24.3	14.2
Total intangible assets, net	$187.4	$29.3

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

December 7, 2012
Current assets	$3.4
Property, plant and equipment	102.4
Intangible assets	157.4
Total identifiable assets acquired	263.2

Current liabilities	3.3
Total liabilities assumed	3.3

Net identifiable assets acquired	259.9
Goodwill	162.9
Net assets acquired	$422.8
The $162.9 million of goodwill has been assigned to the crude segment. Goodwill recognized in the transaction relates primarily to expanding our geographic footprint into a new growing shale play. The name of the acquired entity has since been changed from Rangeland Energy, LLC to Inergy Crude Logistics, LLC. Based on the preliminary purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be $21.1 million, $29.3 million, $29.0 million, $21.8 million, and $12.4 million for the years ended September 30, 2013 through September 30, 2017, respectively.

The following represents the pro forma consolidated statements of operations as if the COLT Hub had been included in the consolidated results of the Company for the three-month period ended March 31, 2012 and for the full six-month periods ended March 31, 2013 and 2012 (in millions):

	(Unaudited) Pro Forma Consolidated Statement of Operations
	Three Months Ended March 31,	Six Months Ended March 31,
	2012	2013	2012
Revenue	$47.0	$119.4	$93.8
Net income	$6.1	$5.5	$13.4

Net income per limited partner unit:
Basic	$0.04	$0.02	$(0.08)
Diluted	$0.04	$0.02	$(0.08)

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

The Company's outstanding balance on the Credit Facility amounted to $211.9 million and $416.5 million at March 31, 2013 and September 30, 2012, respectively. Outstanding standby letters of credit under the Credit Facility amounted to $2.0 million at March 31, 2013. As a result, the Company had approximately $386.1 million of remaining capacity at March 31, 2013, subject to compliance with any applicable covenants under such facility.

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

Senior Notes

On December 7, 2012, the Company and NRGM Finance Corp. (“Finance Corp.” and together with the Company, the “Issuers”) issued and sold $500 million in a private offering in aggregate principal amount of their 6.0% Senior Notes due 2020 (the “Notes”) pursuant to a purchase agreement dated November 29, 2012. The Issuers issued the Notes pursuant to an indenture dated as of December 7, 2012 (the “Indenture”), among the Issuers, the subsidiary guarantors and U.S. Bank National Association, as trustee. The Notes will mature on December 15, 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The Notes are guaranteed on a senior unsecured basis by the Company and all of the Company's existing subsidiaries (other than Finance Corp.) and certain of the Company's future subsidiaries. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing subsidiaries (other than Finance Corp.) and certain of the Company's future subsidiaries, subject to the following customary release provisions:

(1)   a disposition of all or substantially all the assets of the guarantor subsidiary (including by way or merger or consolidation), to a third person, provided the disposition complies with the applicable indenture,

(2)   a disposition of the capital stock of the guarantor subsidiary to a third person, if the disposition complies with the applicable indenture and as a result the guarantor subsidiary ceases to be our subsidiary,

(3)   the designation by us of the guarantor subsidiary as an Unrestricted Subsidiary in accordance with the applicable indenture,

(4)   legal or covenant defeasance of such series of Senior Notes or satisfaction and discharge of the related indenture, or

(5)   the guarantor subsidiary ceases to guarantee any other indebtedness of ours or any other guarantor subsidiary, provided that it is then no longer an obligor with respect to any indebtedness under our credit facility.

The guarantees are joint and several. The Company has no independent assets or operations and NRGM Finance Corp. is a 100% finance subsidiary of the Company.

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

At March 31, 2013, the Company was in compliance with all of its debt covenants in the Credit Facility and Notes.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Quarterly Distributions of Available Cash

A summary of the Company’s limited partner quarterly distribution for the six months ended March 31, 2013 is presented below:

Six Months Ended March 31, 2013
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2012	November 14, 2012	$0.385	$28.8
February 7, 2013	February 14, 2013	$0.390	33.6
			$62.4

During the six months ended March 31, 2013, the Company paid $2.9 million in IDRs to its general partner.

On April 25, 2013, the Company declared a distribution of $0.395 per limited partner unit to be paid on May 15, 2013, to unitholders of record on May 8, 2013 with respect to the second fiscal quarter of 2013. On May 15, 2012, the Company paid a distribution of $0.37 per limited partner unit to unitholders of record on May 8, 2012 with respect to the second fiscal quarter of 2012.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Commitments and Contingencies

The Company has entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project, the MARC I Pipeline, and certain upgrades to the US Salt facility. The Watkins Glen NGL development project entails the conversion of certain caverns created by US Salt into 2.1 million barrels of NGL storage.  The MARC I Pipeline, which was placed into service in December 2012, is a 39 mile, 30 inch bi-directional pipeline that extends between the Company's Stagecoach south lateral interconnect with Tennessee Gas Pipeline Company's 300 Line near its compressor station 319 and Transco's Leidy Line near its compressor station 517, and is capable of providing 550 MMcf/d of firm transportation capacity. At March 31, 2013, the total of these firm purchase commitments was $16.9 million and the purchases associated with these commitments are expected to occur over the next twelve months.

The Company is periodically involved in litigation proceedings. If the Company determines that a negative outcome is probable and the amount of loss is reasonably estimable, then it accrues the estimated amount. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows. However, the Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on the Company's results of operations or cash flows in the period in which the amounts are paid and/or accrued.

Any loss estimates are inherently subjective, based on currently available information, and are subject to management's judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal proceedings, actual results may differ materially from any amounts that have been accrued.

In June 2010, Inergy Midstream and CNYOG entered into a letter of intent with Anadarko Petroleum Corporation (“Anadarko”) which contemplated that, subject to certain conditions, Anadarko may exercise an option to acquire up to a 25% ownership interest in the MARC I pipeline. On September 23, 2011, Anadarko filed a complaint against the Company and CNYOG in the Court of Common Pleas in Lycoming County, Pennsylvania (Cause No. 11-01697) alleging that (i) Anadarko had an option to acquire, and timely exercised its option to acquire, a 25% ownership interest in the MARC I pipeline, (ii) the Company refused to enter into definitive agreements under which Anadarko would acquire a 25% interest in the pipeline and, by doing so, the Company breached the letter of intent, and (iii) by refusing to enter into definitive agreements, the Company breached a duty of good faith and fair dealing in connection with the letter of intent. Based on these allegations, Anadarko seeks various remedies, including specific performance of the letter of intent and monetary damages.   Inergy may be required to indemnify the Company for litigation related costs and damages under the omnibus agreement that governs the Company's relationship with Inergy.

The Company filed its answer to Anadarko's complaint on January 17, 2012 and discovery is ongoing. The Company believes that Anadarko's claims are without merit and intends to vigorously defend themselves in the lawsuit. Because this litigation is in the early stages of the proceedings, the Company is unable to estimate a reasonably possible loss or range of loss in this matter. Moreover, the Company believes that it has meritorious defenses that it intends to assert.

The Company utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent.

Note 8 - Related Party Transactions

The Company has recorded sales to Inergy of $3.3 million for each of the three months ended March 31, 2013 and 2012, and $6.7 million and $5.3 million for the six months ended March 31, 2013 and 2012, respectively. The sales relate to storage space leased at the Company's Bath storage facility. These sales increased the Company's net income by $2.2 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively, and $4.6 million and $3.4 million for the six months ended March 31, 2013 and 2012, respectively.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 31, 2013, the Company had a $0.7 million payable to Inergy that is included in accrued expenses on the consolidated balance sheet. At September 30, 2012, the Company had a $0.3 million payable to Inergy that is included in accrued expenses on the consolidated balance sheet.

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

The identifiable assets associated with each reporting segment include accounts receivable and inventories. Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment, total assets and expenditures for property, plant and equipment for each of the Company's reporting segments are presented below (in millions):

	Three Months Ended March 31, 2013
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$23.6	$—	$—	$23.6
Salt revenues	—	11.3	—	11.3
Crude revenues	—	—	10.9	10.9
Transportation revenues	15.7	—	—	15.7
Hub services revenues	2.3	—	—	2.3
Gross profit (excluding depreciation and amortization)	37.7	4.0	9.3	51.0
Identifiable assets	16.3	10.9	4.0	31.2
Goodwill	90	6.3	163.1	259.4
Property, plant and equipment	989.2	118.9	104.5	1,212.6
Total assets	938.6	113.0	418.9	1,470.5
Expenditures for property, plant and equipment	11.6	1.2	1.8	14.6

	Three Months Ended March 31, 2012
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$23.5	$—	$—	$23.5
Salt revenues	—	13.4	—	13.4
Transportation revenues	7.6	—	—	7.6
Hub services revenues	2.4	—	—	2.4
Gross profit (excluding depreciation and amortization)	30.5	5.4	—	35.9
Identifiable assets	11.9	10.5	—	22.4
Goodwill	90.2	6.3	—	96.5
Property, plant and equipment	794.9	112.4	—	907.3
Total assets	776.3	111.4	—	887.7
Expenditures for property, plant and equipment	51.1	1.6	—	52.7

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended March 31, 2013
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$47.2	$—	$—	$47.2
Salt revenues	—	23.9	—	23.9
Crude revenues	—	—	13.7	13.7
Transportation revenues	23.9	—	—	23.9
Hub services revenues	5.5	—	—	5.5
Gross profit (excluding depreciation and amortization)	69.5	9.2	11.8	90.5
Identifiable assets	16.3	10.9	4.0	31.2
Goodwill	90.0	6.3	163.1	259.4
Property, plant and equipment	989.2	118.9	104.5	1,212.6
Total assets	938.6	113.0	418.9	1,470.5
Expenditures for property, plant and equipment	35.8	3.5	2.2	41.5

	Six Months Ended March 31, 2012
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$46.4	$—	$—	$46.4
Salt revenues	—	26.5	—	26.5
Transportation revenues	14.1	—	—	14.1
Hub services revenues	6.7	—	—	6.7
Gross profit (excluding depreciation and amortization)	60.6	11.0	—	71.6
Identifiable assets	11.9	10.5	—	22.4
Goodwill	90.2	6.3	—	96.5
Property, plant and equipment	794.9	112.4	—	907.3
Total assets	776.3	111.4	—	887.7
Expenditures for property, plant and equipment	87.5	2.9	—	90.4

Note 10 - Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

On April 25, 2013, the Company declared a distribution of $0.395 per limited partner unit to be paid on May 15, 2013, to unitholders of record on May 8, 2013.

On May 5, 2013, Crestwood Holdings, LLC ("Crestwood Holdings") signed an agreement under which it will acquire the general partner of Inergy and Crestwood Holdings will contribute the ownership of Crestwood Midstream Partners LP's (NYSE:CMLP) ("CMLP") general partner and incentive distribution rights to Inergy in exchange for Inergy common units. Separately, under the agreement, CMLP would be merged with a subsidiary of Inergy Midstream in a merger in which CMLP unitholders would receive 1.07 units of Inergy Midstream for each unit of CMLP they own. Additionally, under the agreement, CMLP unaffiliated unitholders would receive a one-time $35 million cash payment at the closing of the merger, $25 million of which would be payable by Inergy Midstream and $10 million of which would be payable by Crestwood Holdings. The merger of Inergy Midstream and CMLP is conditioned upon the closing of Crestwood Holdings' acquisition of Inergy's general partner, the closing of the contribution of the CMLP general partner and incentive distribution rights to Inergy, and the approval of the holders of a majority of the limited partner interests of CMLP.

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

Our operations include (i) the storage and transportation of natural gas and NGLs, which are reported in our storage and transportation reporting segment, (ii) US Salt's production and wholesale distribution of evaporated salt products, which are reported in our salt reporting segment, and (iii) the COLT Hub operations, which are reported in our crude reporting segment. The cash flows from our storage and transportation operations are predominantly fee-based under one to ten year contracts with creditworthy counterparties and, therefore, are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations. The contract period for hub services is typically less than one year. The cash flows from our salt operations represent sales to creditworthy customers typically under contracts that are less than one year in duration, and these cash flows tend to be relatively stable and not subject to seasonal or cyclical variation due to the use of, and demand for salt products in everyday life. The cash flows from our crude operations represent sales to creditworthy customers typically under contracts that are multiple years in duration.

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

Firm Storage Contracts

A substantial percentage of our revenues are derived from storage services that we provide under firm contracts. We seek to maximize the portion of our physical capacity sold under firm contracts. To the extent that physical capacity that is contracted for firm service is not being fully utilized, we attempt to contract available capacity for interruptible service. The table below sets forth the percentage of operationally available physical capacity or deliverability sold under firm storage contracts, as of March 31, 2013:

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

Crude Contracts

A substantial majority of our revenues from the COLT Hub are derived from multi-year contracts with minimum throughput commitments. We seek to maximize the throughput capacity of the loading facility sold under contracts with a minimum throughput commitment, and sell the hub's available storage capacity under take-or-pay contracts to the extent storage capacity is not a bundled component of our customer's throughput contracts. As of March 31, 2013, 59% of the COLT Hub's rail loading capacity (98% after giving effect to contracted throughput increases described below) was sold under long-term take-or-pay contracts with minimum throughput commitments. A majority of current customer contracts for rail loading capacity increase through the duration of the contracts to where contractual rail loading commitments approximate the rail loading capacity of the facility.

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

EBITDA and Adjusted EBITDA

We define EBITDA as income before income taxes, plus net interest expense and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding the gain or loss on the disposal of assets, long-term incentive and equity compensation expense, reimbursement of certain costs by Inergy, L.P., and transaction costs. Inergy, L.P. is required to reimburse Inergy Midstream, L.P. for certain costs under the terms of the Omnibus Agreement entered into on December 31, 2011 in conjunction with the initial public offering of Inergy Midstream, L.P. Transaction costs are third-party professional fees and other costs that are incurred in conjunction with closing a transaction.

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

Recent Developments

On May 5, 2013, Crestwood Holdings, LLC ("Crestwood Holdings") signed an agreement under which it will acquire the general partner of Inergy and Crestwood Holdings will contribute the ownership of Crestwood Midstream Partners LP's (NYSE:CMLP) ("CMLP") general partner and incentive distribution rights to Inergy in exchange for Inergy common units. Separately, under the agreement, CMLP would be merged with a subsidiary of Inergy Midstream in a merger in which CMLP unitholders would receive 1.07 units of Inergy Midstream for each unit of CMLP they own. Additionally, under the agreement,

CMLP unaffiliated unitholders would receive a one-time $35 million cash payment at the closing of the merger, $25 million of which would be payable by Inergy Midstream and $10 million of which would be payable by Crestwood Holdings. The merger of Inergy Midstream and CMLP is conditioned upon the closing of Crestwood Holdings' acquisition of Inergy's general partner, the closing of the contribution of the CMLP general partner and incentive distribution rights to Inergy, and the approval of the holders of a majority of the limited partner interests of CMLP.

On October 11, 2012, the FERC authorized Arlington Storage Company, LLC (“ASC”) to acquire by merger the natural gas storage facility owned by Steuben Gas Storage Company.  On April 1, 2013, Steuben Gas Storage Company merged with and into ASC.  As a result of the merger, ASC now owns and operates our Thomas Corners, Seneca Lake and Steuben natural gas storage facilities and provides storage and transportation services for all three facilities under market-based authority.  ASC's ownership and operation of the Steuben and Thomas Corners storage facilities under the same FERC Gas Tariff effectively connects Thomas Corners to Dominion and connects Steuben to TGP and the Millennium Pipeline.  We continue to believe that having the ability to operate all three of these storage facilities under the same tariff will improve interconnectivity and increase the attractiveness of the services we offer to our customers.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table summarizes the consolidated statement of operations components for the three months ended March 31, 2013 and 2012, respectively (in millions):

	Three Months Ended March 31,		Change
	2013	2012	In Dollars	Percentage
Revenues	$63.8	$46.9	$16.9	36.0%
Service/product related costs	12.8	11.0	1.8	16.4
Operating and administrative expenses	13.3	6.8	6.5	95.6
Depreciation and amortization	25.9	12.7	13.2	103.9
Operating income	11.8	16.4	(4.6)	(28.0)
Interest expense, net	8.6	—	8.6	*
Net income	$3.2	$16.4	$(13.2)	(80.5)%

*	Not meaningful

Revenue. Revenues for the three months ended March 31, 2013, were $63.8 million, an increase of $16.9 million, or 36.0%, from $46.9 million during the same three-month period in 2012.

Revenues from firm storage were $23.6 million for the three months ended March 31, 2013, an increase of $0.1 million, or 0.4%, from $23.5 million during the same three-month period in 2012.

Revenues from transportation were $15.7 million for the three months ended March 31, 2013, an increase of $8.1 million, or 106.6%, from $7.6 million during the same three-month period in 2012. Transportation revenues increased $8.8 million due to the placement into service of our MARC I Pipeline, partially offset by $0.7 million decrease due to non-renewal of certain capacity we held on TGP's 300 Line.

Revenues from hub services were $2.3 million for the three months ended March 31, 2013, a decrease of $0.1 million, or 4.2%, from $2.4 million during the same three-month period in 2012.

Revenues from salt were $11.3 million for the three months ended March 31, 2013, a decrease of $2.1 million, or 15.7%, from $13.4 million during the same three-month period in 2012. This decline in revenue is primarily associated with a decline in activity with a particular customer.

Revenues from crude were $10.9 million for the three months ended March 31, 2013. We acquired the COLT Hub in December 2012 and thus no revenues were generated in the prior period.

Service/Product Related Costs. Service and product related costs, including storage, transportation, salt costs and crude costs, for the three months ended March 31, 2013, were $12.8 million, an increase of $1.8 million, or 16.4%, from $11.0 million during the same three-month period in 2012.

Storage related costs were $2.8 million for the three months ended March 31, 2013, an increase of $1.2 million, or 75.0%, from $1.6 million during the same three-month period in 2012. Storage related costs increased $1.5 million due to compression related costs incurred primarily as a result of increased throughput through our North-South facilities and placing our MARC I Pipeline into service in December 2012.

Transportation related costs were $1.1 million for the three months ended March 31, 2013, a decrease of $0.3 million, or 21.4%, from $1.4 million during the same three-month period in 2012. Transportation related costs were primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe. This decrease was due to the non-renewal of certain TGP transportation capacity held by us.

Salt related costs were $7.3 million for the three months ended March 31, 2013, a decrease of $0.7 million, or 8.8%, from $8.0 million during the same three-month period in 2012. This decline in cost is primarily associated with the decline in sales with a particular customer.

Crude related costs were $1.6 million for the three months ended March 31, 2013. We acquired the COLT Hub in December 2012 and thus crude related costs were not generated in the prior period.

Our storage related costs consist primarily of direct costs to run the storage and transportation facilities, including electricity, contractor and fuel costs. These costs are offset by any fuel-in-kind collections made during the period. Our salt related costs directly relate to the salt operations and the costs associated with this business. Our transportation related costs consist primarily of our costs to procure firm transportation capacity on certain pipelines. Our crude related costs consist primarily of our costs to operate the COLT Hub (namely rail terminal operations).

Operating and Administrative Expenses. Operating and administrative expenses were $13.3 million for the three months ended March 31, 2013, compared to $6.8 million during the same three-month period in 2012, an increase of $6.5 million, or 95.6%. Operating expenses increased $2.5 million due to an increase in unit based compensation expenses, $1.0 million for certain professional services expenses, $0.6 million in COLT Hub operating expenses as it was purchased in December 2012, and $0.3 million due to acquisition related expenses associated with COLT Hub. In addition operating and administrative costs have increased $1.2 million, namely due to increased personnel and insurance costs as a result of placing the MARC I Pipeline into service, and $0.6 million due to an increase in allocated administrative expenses from Inergy.

Depreciation and Amortization. Depreciation and amortization increased to $25.9 million for the three months ended March 31, 2013, from $12.7 million during the same three-month period in 2012. This $13.2 million, or 103.9%, increase is primarily due to placing our MARC I Pipeline into service in December 2012 and our acquisition of COLT Hub in December 2012, which increased depreciation and amortization by $4.1 million and $9.1 million, respectively.

Interest Expense. Interest expense was $8.6 million for the three months ended March 31, 2013. There was no net interest expense for the three months ended March 31, 2012 due to the fact that all interest was capitalized to projects.

Net Income. Net income for the three months ended March 31, 2013, was $3.2 million compared to net income of $16.4 million during the same three-month period in 2012. The $13.2 million, or 80.5%, decrease in net income was primarily attributable to increased operating and administrative costs and depreciation and amortization, partially offset by higher gross profit.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended March 31, 2013 and 2012, respectively (in millions):

	Three Months Ended March 31,
	2013	2012
EBITDA:
Net income	$3.2	$16.4
Depreciation and amortization	25.9	12.7
Interest expense, net	8.6	—
EBITDA	$37.7	$29.1
Long-term incentive and equity compensation expense	3.4	0.9
Reimbursement of certain costs by Inergy, L.P. (a)	1.2	—
Transaction costs (b)	0.3	—
Adjusted EBITDA	$42.6	$30.0

	Three Months Ended March 31,
	2013	2012
EBITDA:
Net cash provided by operating activities	$38.0	$36.3
Net changes in working capital balances	(4.9)	(6.0)
Amortization of deferred financing costs	(0.6)	(0.3)
Interest expense, net	8.6	—
Long-term incentive and equity compensation expense	(3.4)	(0.9)
EBITDA	$37.7	$29.1
Long-term incentive and equity compensation expense	3.4	0.9
Reimbursement of certain costs by Inergy, L.P. (a)	1.2	—
Transaction costs (b)	0.3	—
Adjusted EBITDA	$42.6	$30.0

(a) Inergy, L.P. is required to reimburse Inergy Midstream, L.P. for certain costs under the terms of the Omnibus Agreement entered into on December 31, 2011 in conjunction with the initial public offering of Inergy Midstream, L.P.
(b) Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

The following table summarizes the consolidated statement of operations components for the six months ended March 31, 2013 and 2012, respectively (in millions):

	Six Months Ended March 31,		Change
	2013	2012	In Dollars	Percentage
Revenues	$114.2	$93.7	$20.5	21.9%
Service/product related costs	23.7	22.1	1.6	7.2
Operating and administrative expenses	25.0	12.9	12.1	93.8
Depreciation and amortization	41.1	24.7	16.4	66.4
Loss on disposal of assets	0.6	—	0.6	*
Operating income	23.8	34.0	(10.2)	(30.0)
Interest expense, net	14.1	—	14.1	*
Net income	$9.7	$34.0	$(24.3)	(71.5)%

*	Not meaningful

Revenue. Revenues for the six months ended March 31, 2013, were $114.2 million, an increase of $20.5 million, or 21.9%, from $93.7 million during the same six-month period in 2012.

Revenues from firm storage were $47.2 million for the six months ended March 31, 2013, an increase of $0.8 million, or 1.7%, from $46.4 million during the same six-month period in 2012. NGL firm storage revenues increased $1.4 million due to the changes in the contracts and customer mix at our Bath facility, partially offset by a $0.6 million reduction of firm storage revenues at our Stagecoach storage facility.

Revenues from transportation were $23.9 million for the six months ended March 31, 2013, an increase of $9.8 million, or 69.5%, from $14.1 million during the same six-month period in 2012. Transportation revenues increased $2.9 million and $11.5 million due to the placement into service of our North-South Facilities and MARC I Pipeline, respectively, partially offset by a $4.7 million decrease due to non-renewal of certain capacity we held on TGP's 300 Line.

Revenues from hub services were $5.5 million for the six months ended March 31, 2013, a decrease of $1.2 million, or 17.9%, from $6.7 million during the same six-month period in 2012. This decrease is primarily a result of firm wheeling service shippers utilizing their firm capacity in lieu of interruptible capacity, thus reducing the volume of interruptible wheeling services compared to the prior year.

Revenues from salt were $23.9 million for the six months ended March 31, 2013, a decrease of $2.6 million, or 9.8%, from $26.5 million during the same six-month period in 2012. This decline in revenue is primarily associated with a decline in activity with a particular customer.

Revenues from crude were $13.7 million for the six months ended March 31, 2013. We acquired the COLT Hub in December 2012 and thus no revenues were generated in the prior period.

Service/Product Related Costs. Service and product related costs, including storage, transportation, salt costs and crude costs, for the six months ended March 31, 2013, were $23.7 million, an increase of $1.6 million, or 7.2%, from 22.1 million during the same six-month period in 2012.

Storage related costs were $5.0 million for the six months ended March 31, 2013, an increase of $1.5 million, or 42.9%, from $3.5 million during the same six-month period in 2012. Storage related costs increased $2.1 million due to compression related costs incurred primarily as a result of placing our North-South Facilities and MARC I Pipeline into service in December 2011 and December 2012, respectively.

Transportation related costs were $2.1 million for the six months ended March 31, 2013, a decrease of $1.0 million, or 32.3%, from $3.1 million during the same six-month period in 2012. Transportation related costs were primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe. This decrease was due to the non-renewal of certain TGP transportation capacity held by us.

Salt related costs were $14.7 million for the six months ended March 31, 2013, a decrease of $0.8 million, or 5.2%, from $15.5 million during the same six-month period in 2012. This decline in cost is primarily associated with the decline in sales with a particular customer.

Crude related costs were $1.9 million for the six months ended March 31, 2013. We acquired the COLT Hub in December 2012 and thus crude related costs were not generated in the prior period.

Our storage related costs consist primarily of direct costs to run the storage and transportation facilities, including electricity, contractor and fuel costs. These costs are offset by any fuel-in-kind collections made during the period. Our salt related costs directly relate to the salt operations and the costs associated with this business. Our transportation related costs consist primarily of our costs to procure firm transportation capacity on certain pipelines. Our crude related costs consist primarily of our costs to operate the COLT Hub (namely rail terminal operations).

Operating and Administrative Expenses. Operating and administrative expenses were $25.0 million for the six months ended March 31, 2013, compared to $12.9 million during the same six-month period in 2012, an increase of $12.1 million, or 93.8%. Operating expenses increased $4.2 million due to an increase in unit based compensation expenses, $2.9 million due to acquisition related expenses associated with the COLT Hub and $0.8 million in COLT Hub operating expenses as it was purchased in December 2012. In addition operating and administrative costs have increased $1.8 million, namely due to increased personnel and insurance costs as a result of placing the MARC I Pipeline into service, and $0.9 million due to an increase in allocated administrative expenses from Inergy.

Depreciation and Amortization. Depreciation and amortization increased to $41.1 million for the six months ended March 31, 2013, from $24.7 million during the same six-month period in 2012. This $16.4 million, or 66.4%, increase is primarily due to placing our MARC I Pipeline and North-South Facilities into service in December 2012 and December 2011, respectively and our acquisition of the COLT Hub in December 2012, which increased depreciation and amortization by $5.3 million, $0.8 million, and $10.3 million, respectively.

Interest Expense. Interest expense was $14.1 million for the six months ended March 31, 2013. There was no net interest expense for the six months ended March 31, 2012 due to the fact that all interest was capitalized to projects.

Net Income. Net income for the six months ended March 31, 2013, was $9.7 million compared to net income of $34.0 million during the same six-month period in 2012. The $24.3 million, or 71.5%, decrease in net income was primarily attributable to increased operating and administrative costs and depreciation and amortization, partially offset by higher revenue.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the six months ended March 31, 2013 and 2012, respectively (in millions):

	Six Months Ended March 31,
	2013	2012
EBITDA:
Net income	$9.7	$34.0
Depreciation and amortization	41.1	24.7
Interest expense, net	14.1	—
EBITDA	$64.9	$58.7
Long-term incentive and equity compensation expense	6.0	1.8
Loss on disposal of assets	0.6	—
Reimbursement of certain costs by Inergy, L.P. (a)	1.2	—
Transaction costs (b)	2.9	—
Adjusted EBITDA	$75.6	$60.5

	Six Months Ended March 31,
	2013	2012
EBITDA:
Net cash provided by operating activities	$60.2	$68.2
Net changes in working capital balances	0.4	(7.4)
Amortization of deferred financing costs	(3.2)	(0.3)
Interest expense, net	14.1	—
Long-term incentive and equity compensation expense	(6.0)	(1.8)
Loss on disposal of assets	(0.6)	—
EBITDA	$64.9	$58.7
Long-term incentive and equity compensation expense	6.0	1.8
Loss on disposal of assets	0.6	—
Reimbursement of certain costs by Inergy, L.P. (a)	1.2	—
Transaction costs (b)	2.9	—
Adjusted EBITDA	$75.6	$60.5

(a) Inergy, L.P. is required to reimburse Inergy Midstream, L.P. for certain costs under the terms of the Omnibus Agreement entered into on December 31, 2011 in conjunction with the initial public offering of Inergy Midstream, L.P.
(b) Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $60.2 million and $68.2 million for the six-month periods ended March 31, 2013 and 2012, respectively. The $8.0 million decrease in operating cash flows was primarily attributable to the increase in cash interest paid and increased operating expenses as a result of the placement into service of our North-South Facilities and MARC I Pipeline as well as our acquisition of the COLT Hub, partially offset by an increase in gross profit associated with the aforementioned capital projects and acquisition.

Net investing cash outflows were $502.6 million and $81.4 million for the six-month periods ended March 31, 2013 and 2012, respectively. Net cash outflows were primarily impacted by the acquisition of the COLT Hub in December 2012.

Net financing cash inflows were $442.7 million and $13.2 million for the six-month periods ended March 31, 2013 and 2012, respectively. The net change was primarily attributable to proceeds from the issuance of our senior unsecured notes and an issuance of common units in December 2012 to fund the acquisition of the COLT Hub.

We believe that anticipated cash from operations and borrowing capacity under our Credit Facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. As of March 31, 2013, we have firm purchase commitments totaling approximately $16.9 million related to certain of these projects. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Company. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have indicated previously.

See Note 5 for a description of our Credit Facility and Senior Notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our operating and acquisition activities were historically funded by Inergy. Interest was not historically charged on the funding of our activities except during periods of construction.

We have a $600 million revolving credit facility subject to the risk of loss associated with movements in interest rates. At March 31, 2013, we had floating rate obligations totaling $211.9 million under the Credit Facility. We may hedge portions of our borrowings under the Credit Facility from time to time. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. We had no hedging instruments in place at March 31, 2013.

If the floating rate were to fluctuate by 100 basis points from March 2013 levels, our interest expenditures would change by a total of approximately $2.1 million per year.

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

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level. There have been no changes in our internal control over financial reporting except as discussed below (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part I, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2012.

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

4.4	First Supplemental Indenture dated as of January 18, 2013, among Inergy Midstream, L.P., NRGM Finance Corp., and U.S. Bank National Association, as trustee

*31.1	Certification of Chief Executive Officer of Inergy Midstream, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Inergy Midstream, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Inergy Midstream, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Inergy Midstream, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

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

INERGY MIDSTREAM, L.P.

		By:	NRGM GP, LLC
(its general partner)

Date:	May 7, 2013	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)