Form 10-Q
period 2013-06-30
INERGY MIDSTREAM, L.P.
filed 2013-08-08
CIK 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

INERGY MIDSTREAM, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy Midstream, L.P.
INERGY MIDSTREAM, L.P. CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	June 30, 2013	September 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1.2	$—
Accounts receivable	28.1	19.3
Inventory (Note 3)	5.6	5.6
Prepaid expenses and other current assets	5.9	5.4
Total current assets	40.8	30.3

Property, plant and equipment (Note 3)	1,228.9	1,068.7
Less: accumulated depreciation	251.0	200.8
Property, plant and equipment, net	977.9	867.9

Intangible assets (Note 3)	212.2	43.5
Less: accumulated amortization	31.9	14.2
Intangible assets, net	180.3	29.3

Goodwill	259.6	96.5
Other assets	2.9	3.9
Total assets	$1,461.5	$1,027.9

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$2.9	$3.9
Accrued expenses	15.5	51.4
Current portion of long-term debt (Note 5)	2.0	1.5
Total current liabilities	20.4	56.8

Long-term debt, less current portion (Note 5)	735.0	415.0
Other long-term liabilities	0.8	0.8

Partners’ capital (Note 6):
Limited partner unitholders (85,919,190 and 75,181,930 common units issued and outstanding at June 30, 2013 and September 30, 2012, respectively)	705.3	555.3
Total partners’ capital	705.3	555.3
Total liabilities and partners’ capital	$1,461.5	$1,027.9
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Firm storage	$22.6	$20.8	$63.1	$62.0
Transportation	16.8	7.1	40.7	21.2
Hub services	2.6	4.4	8.1	11.1
Related party firm storage (Note 8)	3.4	3.3	10.1	8.5
Salt	11.7	13.0	35.6	39.5
Crude	13.4	—	27.1	—
	70.5	48.6	184.7	142.3

Costs and expenses:
Storage related	3.3	0.4	8.3	3.9
Transportation related	1.0	1.0	3.1	4.1
Salt related	7.6	7.6	22.3	23.1
Crude related	1.9	—	3.8	—
Operating and administrative	22.4	8.1	47.4	21.0
Depreciation and amortization	25.2	12.8	66.3	37.5
Loss on disposal of assets	—	—	0.6	—
	61.4	29.9	151.8	89.6

Operating income	9.1	18.7	32.9	52.7
Interest expense, net	10.1	0.7	24.2	0.7
Net income (loss)	$(1.0)	$18.0	$8.7	$52.0
Less: net income prior to initial public offering of Inergy Midstream, L.P.	—	—	—	12.9
Less: net income earned by US Salt, LLC prior to acquisition	—	1.6	—	7.8
Net income (loss) available to partners	$(1.0)	$16.4	$8.7	$31.3

Partners’ interest information:
Non-managing general partner interest in net income	$2.6	$0.7	$6.5	$0.7
Total limited partners’ interest in net income (loss)	$(3.6)	$15.7	$2.2	$30.6

Net income (loss) per limited partner unit:
Basic	$(0.04)	$0.21	$0.03	$0.41
Diluted	$(0.04)	$0.21	$0.03	$0.41

Weighted-average limited partners’ units outstanding (in thousands):
Basic	85,927	74.834	83,263	74.571
Diluted	85,927	74.834	83,263	74.571
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTEAM, L.P. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(1.0)	$18.0	$8.7	$52.0
Change in unrealized fair value on cash flow hedges (Note 2)	0.1	0.1	0.1	0.1
Comprehensive income (loss)	$(0.9)	$18.1	$8.8	$52.1
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

Total Partners’ Capital
Balance at September 30, 2012	$555.3
Net proceeds from issuance of common units	224.2
Distributions to Inergy, L.P.	(71.0)
Distributions to external unitholders	(30.4)
Unit-based compensation charges	17.2
Equity contribution from Inergy, L.P.	1.2
Change in unrealized fair value on cash flow hedges	0.1
Net income	8.7
Balance at June 30, 2013	$705.3
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	June 30,
	2013	2012
Operating activities
Net income	$8.7	$52.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50.2	35.6
Amortization	16.1	1.9
Amortization of deferred financing costs	5.1	0.5
Unit-based compensation charges	17.2	3.1
Loss on disposal of assets	0.6	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5.6)	0.1
Inventories	—	0.2
Prepaid expenses and other current assets	0.1	(5.7)
Other assets	1.0	—
Accounts payable and accrued expenses	(2.9)	3.7
Payable to Inergy, L.P.	(0.8)	13.9
Net cash provided by operating activities	89.7	105.3

Investing activities
Acquisitions, net of cash acquired	(422.8)	—
Purchase of US Salt, LLC	—	(107.7)
Purchases of property, plant and equipment	(95.4)	(130.4)
Net cash used in investing activities	(518.2)	(238.1)
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	June 30,
	2013	2012
Financing activities
Proceeds from the issuance of long-term debt	$726.0	$385.8
Principal payments on long-term debt	(405.5)	(61.6)
Distributions to Inergy, L.P.	(71.0)	(141.1)
Distributions to external unitholders	(30.4)	(7.6)
Principal payment on promissory note	—	(255.0)
Borrowings from related party	—	38.8
Equity contribution from Inergy, L.P.	1.2	—
Payments to related party	—	(39.1)
Net proceeds from issuance of common units	224.2	292.7
Payments for US Salt, LLC in excess of the acquired book value	—	(74.8)
Other	—	(0.1)
Payments for deferred financing costs	(14.8)	(5.2)
Net cash provided by financing activities	429.7	132.8

Net increase in cash	1.2	—
Cash at beginning of period	—	—
Cash at end of period	$1.2	$—

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(37.6)	$17.3
Net change to property, plant and equipment through non-cash capitalized interest	$—	$1.7
Extinguishment of indebtedness owed to Inergy, L.P.	$—	$152.8
Assumption of promissory note of Inergy, L.P. (Note 6)	$—	$255.0

Acquisitions, net of cash acquired:
Current assets	$3.4	$—
Property, plant and equipment	102.4	—
Intangible assets	157.4	—
Goodwill	163.1	—
Current liabilities	(3.5)	—
Total acquisitions, net of cash acquired	$422.8	$—
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

On May 5, 2013, Inergy and certain of its affiliates entered into a series of definitive agreements with Crestwood Holdings, LLC ("Crestwood Holdings") and certain of its affiliates under which, among other things, (i) Inergy agreed to distribute to its common unitholders all of the Company common units owned by Inergy; (ii) Crestwood Holdings agreed to acquire the general partner of Inergy; (iii) Crestwood Holdings agreed to contribute to Inergy ownership of Crestwood Midstream Partners LP's (NYSE:CMLP) ("CMLP") general partner and incentive distribution rights; and (iv) CMLP agreed to merge with a subsidiary of the Company in a merger in which CMLP unitholders will receive 1.07 common units of the Company for each common unit of CMLP they own. As part of the merger, CMLP's unaffiliated unitholders will also receive a one-time $35 million cash payment at the closing of the merger, $25 million of which will be payable by the Company and $10 million of which will be payable by Crestwood Holdings. We expect to complete the CMLP merger in calendar 2013. The business combination resulting from these transactions is hereinafter referred to as the Crestwood business combination.

On June 18, 2013, Inergy distributed to its unitholders approximately 56.4 million common units of the Company, representing all of the common units of the Company held by Inergy. On June 19, 2013, Crestwood Holdings acquired ownership of Inergy's general partner and contributed to Inergy ownership of Crestwood Gas Services GP, LLC, which owns 100% of the incentive distribution rights and general partner units of CMLP. As a result of these transactions, Crestwood Holdings now controls Inergy and, due to Inergy's ownership of our general partner, the Company.

See Note 10 for additional information about the Crestwood business combination.

Nature of Operations

The Company's financial statements reflect three operating and reporting segments: storage and transportation operations, salt operations and crude operations. The Company's storage and transportation operations are engaged primarily in the storage and transportation of natural gas and natural gas liquids (“NGLs”). Its operations are currently concentrated in the Northeast region of the United States. The Company's salt operations, which are located in New York, include the production and sale of salt products by US Salt, LLC ("US Salt"). US Salt is one of five major solution mined salt manufacturers in the United States, producing evaporated salt products for food, industrial, pharmaceutical and water conditioning uses. The Company's crude operations consists of the COLT crude oil loading terminal, storage facility and interconnecting pipeline facilities ("COLT Hub") located in North Dakota, which was acquired in December 2012.

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

In December 2012, the Company acquired the COLT Hub, which is strategically located near the town of Epping in Williams County, North Dakota, in the heart of the Bakken and Three Forks shale oil-producing areas. With 720,000 barrels of crude oil storage and two 8,700-foot rail loops, the COLT Hub can accommodate 120-car unit trains and is capable of loading up to 120,000 barrels per day by rail. Customers can source product via gathering systems, an eight-bay truck unloading rack and the COLT Connector, a 21-mile, 10-inch bi-directional pipeline that connects the COLT Hub to the Enbridge and Tesoro crude pipelines at Dry Fork (Beaver Lodge/Ramberg junction). The COLT Hub is connected to the Banner, Meadowlark Midstream (formerly, Bear Tracker Energy) and Hiland Pipeline crude gathering systems. See Note 4 for additional information about this acquisition.

Basis of Presentation

The financial information contained herein as of June 30, 2013, and for the three-month and nine-month periods ended June 30, 2013 and 2012, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.

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

One customer, ConEdison, accounted for approximately 10% and 14% of the Company's total revenue for the three months ended June 30, 2013 and 2012, respectively, and 11% and 14% of the Company's total revenue for the nine months ended June 30, 2013 and 2012, respectively.  No other customer accounted for 10% or more of the Company's total revenue in those periods. All ConEdison revenues are captured in the storage and transportation segment.

Chesapeake Energy Marketing, Inc. and Tesoro Refining and Marketing Company each accounted for 12% of the Company's consolidated accounts receivable at June 30, 2013, and ConEdison accounted for 11% of the Company's consolidated accounts receivable at September 30, 2012.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. The Company capitalizes all construction related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $1.1 million during each of the three months ended June 30, 2013, and 2012, and $3.4 million and $4.0 million during the nine months ended June 30, 2013, and 2012, respectively. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	15-25
Office furniture and equipment	3-7
Vehicles	3-5
Pipelines	15
Base gas	10
Plant equipment	3-20

Salt deposits are depleted on a unit of production method. Maintenance and repairs are charged to expense as incurred.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not identified any indicators that suggest the carrying amount of an asset may not be recoverable for the period ended June 30, 2013.

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

The Company has recorded certain identifiable intangible assets, which are amortized over their estimated economic lives, as follows:

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

The Company completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2012. No indicators of impairment were identified requiring an interim impairment test during the nine-month period ended June 30, 2013.

Income Taxes

The Company is generally not subject to federal or state income tax. Therefore, the earnings of the Company are included in the federal and state income tax returns of its common unitholders and, prior to Inergy's distribution of its common units of the Company, the limited partners of Inergy. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Company's partnership agreement.

Cash and Cash Equivalents

The Company defines cash equivalents as all highly liquid investments with maturities of three months or less when purchased.

Income Per Unit

The Company calculates basic net income per limited partner unit by utilizing the two class method. Net income available to partners and the weighted-average number of units outstanding are presented only for the period subsequent to the IPO on December 21, 2011. Earnings (net income available to partners) of US Salt are presented only for the period subsequent to the acquisition on May 14, 2012. Basic and diluted net income per unit are the same, as there are no potentially dilutive units outstanding at June 30, 2013.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. As of June 30, 2013, the estimated fair value of the Company's fixed-rate senior notes, based on available trading information, totaled $494.7 million compared with the aggregate principal amount at maturity of $500.0 million. The fair value of debt was determined based on market quotes from Bloomberg. At June 30, 2013, the Company's $600.0 million revolving credit facility had amounts outstanding of $237.0 million, which approximated fair value due primarily to the floating interest rate associated with borrowings under the credit facility.

Transactions with Inergy

Subsequent to the IPO, the Company has used its revolving credit facility to finance acquisitions and its capital expansion and working capital needs.

Interest on intercompany loans provided by Inergy was historically charged on the loan balances during the period of construction of the Company's expansion projects.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Allocation of Expenses

The Company shares common management, operating and administrative and overhead costs with Inergy. The shared costs allocated to the Company totaled $11.8 million (including $9.8 million of unit-based compensation charges) and $2.9 million (including $1.3 million of unit-based compensation charges) for the three months ended June 30, 2013 and 2012, respectively, and $20.9 million (including $15.0 million of unit-based compensation charges) and $7.7 million (including $3.1 million of unit-based compensation charges) for the nine months ended June 30, 2013 and 2012, respectively. The increase in allocated unit-based compensation charges is due to the accelerated vesting of certain restricted stock units as a result of the Crestwood business combination and payment of cash to Inergy restricted unitholders in lieu of Inergy Midstream limited partner units to compensate for the distribution of 100% of the Inergy Midstream shares held by Inergy. In conjunction with its IPO, the Company entered into an Omnibus Agreement with Inergy that requires the Company to reimburse Inergy for all shared costs incurred on its behalf, except for certain unit based compensation which are treated as capital transactions. Due to the nature of these shared costs, it is not practicable to estimate what the costs would have been on a stand-alone basis. Accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have occurred, if the Company had operated as a stand-alone entity.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the realized loss on a derivative instrument that the Company entered into to hedge the purchase of base gas for one storage facility. The amount included in other comprehensive income associated with this derivative is being reclassified to earnings over the same period that the hedged base gas is recorded in earnings. The amount reclassified to earnings for the nine-month period ended June 30, 2013 was $0.1 million.

Property Tax Receivable

The Company receives property tax benefits under New York's Empire State Development program. The amounts due to be refunded to the Company under this program amounted to $4.9 million and $5.7 million at June 30, 2013 and September 30, 2012, respectively. At June 30, 2013, $2.0 million of the amounts due to be refunded were classified in prepaid expenses and other current assets, and $2.9 million were classified in other long-term assets on the consolidated balance sheets. At September 30, 2012, $2.0 million of the amounts due to be refunded were classified in prepaid expenses and other current assets, and $3.7 million were classified in other long-term assets on the consolidated balance sheets.

Prepaid Property Taxes

The Company prepays property taxes in certain taxing jurisdictions and thus records the amount of taxes relating to future periods in prepaid expenses and other current assets, which totaled $1.3 million and $1.7 million at June 30, 2013 and September 30, 2012, respectively.

Property, Plant and Equipment Accrual

The Company has accrued for property, plant and equipment, including certain construction work in process relating to construction efforts on various growth projects. At June 30, 2013 the Company had accrued $7.5 million relating to property, plant and equipment, of which $6.6 million was classified as accrued expenses and $0.9 million was classified as accounts payable on the consolidated balance sheets. At September 30, 2012 the Company had accrued $45.1 million relating to property, plant and equipment, of which $44.1 million was classified as accrued expenses and $1.0 million was classified as accounts payable on the consolidated balance sheets.

Asset Retirement Obligations

An asset retirement obligation ("ARO") is an estimated liability for the cost to retire a tangible asset. The fair value of these AROs could not be made as settlement dates (or range of dates) associated with these assets were not estimable.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting for Unit-Based Compensation

The Company has a unit-based employee compensation plan and all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. The amount of compensation expense recorded by the Company during the three months ended June 30, 2013 was $11.2 million ($9.8 million allocated by Inergy for Inergy units and $1.4 million for Inergy Midstream units). The amount of compensation expense allocated to the Company during the three months ended June 30, 2012 was $1.3 million. The amount of compensation expense recorded by the Company during the nine months ended June 30, 2013 was $17.2 million ($15.0 million allocated by Inergy for Inergy units and $2.2 million for Inergy Midstream units). The amount of compensation expense allocated to the Company during the nine months ended June 30, 2012 was $3.1 million.

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

Note 3 – Certain Balance Sheet Information

Inventory

Inventory consisted of the following at June 30, 2013 and September 30, 2012, respectively (in millions):

	June 30, 2013	September 30, 2012
Parts and supplies	$4.4	$4.2
Natural gas	0.4	0.4
Raw materials	0.2	0.2
Finished goods	0.6	0.8
Total inventory	$5.6	$5.6

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2013 and September 30, 2012, respectively (in millions):

	June 30, 2013	September 30, 2012
Plant equipment	$337.4	$225.3
Salt deposits	41.6	41.6
Land and buildings	247.8	180.2
Pipelines	424.7	213.1
Vehicles	3.5	3.0
Construction in process	97.8	331.4
Base gas	73.5	73.1
Office furniture and equipment	2.6	1.0
	1,228.9	1,068.7
Less: accumulated depreciation	251.0	200.8
Total property, plant and equipment, net	$977.9	$867.9

Intangible Assets

Intangible assets consisted of the following at June 30, 2013 and September 30, 2012, respectively (in millions):

	June 30, 2013	September 30, 2012
Customer accounts	$191.3	$38.3
Covenants not to compete	4.4	—
Deferred financing and other costs	16.5	5.2
	212.2	43.5
Less: accumulated amortization	31.9	14.2
Total intangible assets, net	$180.3	$29.3

Note 4 – Rangeland Acquisition

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
In the current reporting period, the Company announced plans for the COLT Hub expansion project. The project primarily includes an expansion of receiving, storage, and take-away capacity via interconnecting pipelines, storage tanks, and rail facilities.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

December 7, 2012
Current assets	$3.4
Property, plant and equipment	102.4
Intangible assets	157.4
Total identifiable assets acquired	263.2

Current liabilities	3.5
Total liabilities assumed	3.5

Net identifiable assets acquired	259.7
Goodwill	163.1
Net assets acquired	$422.8
The $163.1 million of goodwill has been assigned to the crude segment and reporting unit. Goodwill recognized in the transaction relates primarily to expanding the Company's geographic footprint into a new growing shale play. The name of the acquired entity has since been changed from Rangeland Energy, LLC to Inergy Crude Logistics, LLC. Based on the preliminary purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be $21.1 million, $29.3 million, $29.0 million, $21.8 million, and $12.4 million for the years ended September 30, 2013 through September 30, 2017, respectively.

The following represents the pro forma consolidated statements of operations as if the COLT Hub had been included in the consolidated results of the Company for the three-month period ended June 30, 2012 and for the full nine-month periods ended June 30, 2013 and 2012 (in millions, except per unit data):

	(Unaudited) Pro Forma Consolidated Statement of Operations
	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2012	2013	2012
Revenue	$48.6	$189.9	$142.4
Net income	$7.2	$4.5	$20.6

Net income (loss) per limited partner unit:
Basic	$0.07	$(0.02)	$(0.01)
Diluted	$0.07	$(0.02)	$(0.01)

These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Rangeland Energy, LLC to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the current period.  The purchase price allocation for this acquisition has been completed. The entities acquired were development stage entities (as defined by ASC Topic 915, Development Stage Entities) until commencing principal commercial operations in June 2012.

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

On November 16, 2012, the Company amended its revolving credit facility to, among other things, (i) amend the definition of consolidated EBITDA to include projected consolidated EBITDA attributable to fixed fee contracts acquired in the acquisition of the COLT Hub; (ii) increase the maximum total leverage ratio to 5.50 to 1.0 for any two consecutive fiscal quarters ending on or immediately after the date of the consummation of a permitted acquisition in excess of $50 million; and (iii) add a senior secured leverage ratio of 3.75 to 1.0 on and after the cumulative issuance of $200 million or more of permitted junior debt. At June 30, 2013, the consolidated leverage ratio was 4.1 to 1.0, the interest coverage ratio was 6.8 to 1.0 and the senior secured leverage ratio was 1.3 to 1.0.

The Company's outstanding balance on the Credit Facility amounted to $237.0 million and $416.5 million at June 30, 2013 and September 30, 2012, respectively. Outstanding standby letters of credit under the Credit Facility amounted to $2.0 million at June 30, 2013. As a result, the Company had approximately $361.0 million of remaining capacity at June 30, 2013, subject to compliance with any applicable covenants under such facility.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company anticipates retiring the Credit Facility in connection with the announced CMLP merger. See Note 10 for additional information.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Inergy and its wholly owned subsidiaries do not provide credit support or guarantee any amounts outstanding under the Credit Facility or Notes.

On May 14, 2013, the Company launched a consent solicitation for the purpose of amending the Indenture to ensure that the consummation of the Crestwood business combination would not constitute a “Change of Control” thereunder, which would have entitled the note holders to require the Company to repurchase the Notes. On May 22, 2013, following its receipt of the requisite consents, the Company entered into a second supplemental indenture memorializing the requested changes to the Indenture. As part of the consent solicitation, consents were delivered and not revoked by holders of approximately $464.5 million in aggregate principal amount (or 92.9%) of the Notes held by entities or individuals not affiliated with the Company.

At June 30, 2013, the Company was in compliance with all of its debt covenants in the Credit Facility and Notes.

Note 6 - Partners’ Capital

Common Units

On December 7, 2012, the Company  sold 10,714,283 newly issued common units at $21.00 per unit for a total purchase price of approximately $225 million pursuant to a Common Unit Purchase Agreement, dated November 3, 2012 (the “Common Unit Purchase Agreement”), between the Company and the purchasers named therein. The issuance of the common units pursuant to the Common Unit Purchase Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof. The Company filed a copy of the Common Unit Purchase Agreement as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 5, 2012.

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

Inergy, as the initial holder of the Company's IDRs, has the right under its partnership agreement to elect to relinquish the right to receive incentive distribution payments based on the initial quarterly distribution and to reset, at a higher level, the quarterly distribution amount (upon which the incentive distribution payments to Inergy would be set). If Inergy elects to reset the quarterly distribution, it will be entitled to receive a number of newly issued Company common units. The number of common units to be issued to Inergy will equal the number of common units that would have entitled the holder to the quarterly cash distribution in the prior quarter equal to the distribution to Inergy on the IDRs in such prior quarter. As the reset election has not been made, no additional units have been issued. For accounting purposes, diluted earnings per unit can be impacted, (even if the reset election has not been made), if the combined impact of issuing the additional units and resetting the cash target distribution is dilutive. Currently, diluted earnings per unit have not been impacted because the combined impact is antidilutive.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Quarterly Distributions of Available Cash

A summary of the Company’s limited partner quarterly distributions for the nine months ended June 30, 2013 and 2012, are presented below:

Nine Months Ended June 30, 2013
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2012	November 14, 2012	$0.385	$28.8
February 7, 2013	February 14, 2013	$0.390	33.6
May 8, 2013	May 15, 2013	$0.395	34.0
			$96.4

Nine Months Ended June 30, 2012
Record Date	Payment Date	Per Unit Rate		Distribution Amount (in millions)
February 7, 2012	February 14, 2012	$0.040	(a)	$3.0
May 8, 2012	May 15, 2012	$0.370		$27.6
				$30.6

(a)
The Company declared a pro-rated distribution, which corresponded to an initial quarterly cash distribution of $0.370 per quarter and represented the prorated distribution for the period of time from December 21, 2011, the closing of the Company's initial public offering, through December 31, 2011, the end of the first fiscal quarter of 2012.

During the nine months ended June 30, 2013, the Company paid $5.0 million in IDRs to its general partner. There were no IDR's paid during the nine months ended June 30, 2012.

On July 25, 2013, the Company declared a distribution of $0.400 per limited partner unit to be paid on August 14, 2013, to unitholders of record on August 7, 2013 with respect to the third fiscal quarter of 2013. On August 14, 2012, the Company paid a distribution of $0.380 per limited partner unit to unitholders of record on August 7, 2012 with respect to the third fiscal quarter of 2012.

Note 7 - Commitments and Contingencies

The Company has entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project, the COLT Hub expansion project, and certain upgrades to the US Salt facility. The Watkins Glen NGL development project entails the conversion of certain caverns created by US Salt into 2.1 million barrels of NGL storage.  The COLT Hub expansion project primarily includes an expansion of receiving, storage, and take-away capacity via interconnecting pipelines, storage tanks, and rail facilities. At June 30, 2013, the total of these firm purchase commitments was $23.5 million and the purchases associated with these commitments are expected to occur over the next twelve months.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Five putative class action lawsuits challenging the Crestwood-Inergy merger have been filed, four in federal court in the United States District Court for the Southern District of Texas: (i) Abraham Knoll v. Robert G. Phillips, et al. (Case No. 4:13-cv-01528); (ii) Greg Podell v. Crestwood Midstream Partners, LP, et al. (Case No. 4:13-cv-01599); (iii) Johnny Cooper v. Crestwood Midstream Partners LP, et al. (Case No. 4:13-cv-01660); and (iv) Steven Elliot LLC v. Robert G. Phillips, et al. (Case No. 4:13-cv-01763), and one in Delaware Chancery Court, Hawley v. Crestwood Midstream Partners LP, et al. (Case No. 8689-VCL).  All of the cases name Crestwood, Crestwood Gas Services GP LLC, Crestwood Holdings LLC, the current and former directors of Crestwood Gas Services GP LLC, Inergy, L.P., Inergy Midstream, L.P., NRGM GP, LLC, and Intrepid Merger Sub, LLC as defendants.  All of the suits are brought by a purported holder of common units of Crestwood, both individually and on behalf of a putative class consisting of holders of common units of Crestwood.  The lawsuits generally allege, among other things, that the directors of Crestwood Gas Services GP LLC breached their fiduciary duties to holders of common units of Crestwood by agreeing to a transaction with inadequate consideration and unfair terms and pursuant to an inadequate process.  The lawsuits further allege that Inergy, L.P., Inergy Midstream, L.P., NRGM GP, LLC, and Intrepid Merger Sub, LLC aided and abetted the Crestwood directors in the alleged breach of their fiduciary duties.  The lawsuits seek, in general, (i) injunctive relief enjoining the merger, (ii) in the event the merger is consummated, rescission or an award of rescissory damages, (iii) an award of plaintiffs' costs, including reasonable attorneys' and experts' fees, (iv) the accounting by the defendants to plaintiffs for all damages caused by the defendants, and (v) such further equitable relief as the court deems just and proper.  Certain of the actions also assert claims of inadequate disclosure under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and the Elliot case also names Citigroup Global Markets Inc. as an alleged aider and abettor.  The plaintiff in the Hawley action in Delaware filed a motion for expedited proceedings but subsequently withdrew that motion and then filed a stipulation voluntarily dismissing the action without prejudice (which has not yet been approved by the Court).  The plaintiffs in the Knoll, Podell, Cooper, and Elliot actions filed an unopposed motion to consolidate these four cases, which the Court granted.  The plaintiff in the Elliot action filed a motion for expedited discovery, which remains pending.  These lawsuits are at a preliminary stage. Crestwood, Inergy Midstream and the other defendants believe that these lawsuits are without merit and intend to defend against them vigorously.

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

Note 8 - Related Party Transactions

The Company has recorded revenues to Inergy of $3.4 million and $3.3 million for the three months ended June 30, 2013 and 2012, respectively, and $10.1 million and $8.5 million for the nine months ended June 30, 2013 and 2012, respectively. The revenues relate to storage space leased at the Company's Bath storage facility. These revenues increased the Company's net income by $2.4 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, and $7.0 million and $5.6 million for the nine months ended June 30, 2013 and 2012, respectively.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At June 30, 2013, the Company had a $0.6 million receivable from Inergy that is included in prepaid expenses and other current assets on the consolidated balance sheet. At September 30, 2012, the Company had a $0.3 million payable to Inergy that is included in accrued expenses on the consolidated balance sheet.

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

The identifiable assets associated with each reporting segment include accounts receivable and inventories. Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment, total assets and expenditures for property, plant and equipment for each of the Company's reporting segments are presented below (in millions):

	Three Months Ended June 30, 2013
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$26.0	$—	$—	$26.0
Salt revenues	—	11.7	—	11.7
Crude revenues	—	—	13.4	13.4
Transportation revenues	16.8	—	—	16.8
Hub services revenues	2.6	—	—	2.6
Gross profit (excluding depreciation and amortization)	41.1	4.1	11.5	56.7
Identifiable assets	16.8	10.9	6.0	33.7
Goodwill	90.2	6.3	163.1	259.6
Property, plant and equipment	994.5	121.8	112.6	1,228.9
Total assets	926	114.6	420.9	1,461.5
Expenditures for property, plant and equipment	5.4	2.9	8.0	16.3

	Three Months Ended June 30, 2012
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$24.1	$—	$—	$24.1
Salt revenues	—	13.0	—	13.0
Transportation revenues	7.1	—	—	7.1
Hub services revenues	4.4	—	—	4.4
Gross profit (excluding depreciation and amortization)	34.2	5.4	—	39.6
Identifiable assets	12.1	9.9	—	22.0
Goodwill	90.2	6.3	—	96.5
Property, plant and equipment	851.9	113.4	—	965.3
Total assets	835.5	100.3	—	935.8
Expenditures for property, plant and equipment	58.0	1.0	—	59.0

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended June 30, 2013
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$73.2	$—	$—	$73.2
Salt revenues	—	35.6	—	35.6
Crude revenues	—	—	27.1	27.1
Transportation revenues	40.7	—	—	40.7
Hub services revenues	8.1	—	—	8.1
Gross profit (excluding depreciation and amortization)	110.6	13.3	23.3	147.2
Identifiable assets	16.8	10.9	6.0	33.7
Goodwill	90.2	6.3	163.1	259.6
Property, plant and equipment	994.5	121.8	112.6	1,228.9
Total assets	926.0	114.6	420.9	1,461.5
Expenditures for property, plant and equipment	41.2	6.4	10.2	57.8

	Nine Months Ended June 30, 2012
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$70.5	$—	$—	$70.5
Salt revenues	—	39.5	—	39.5
Transportation revenues	21.2	—	—	21.2
Hub services revenues	11.1	—	—	11.1
Gross profit (excluding depreciation and amortization)	94.8	16.4	—	111.2
Identifiable assets	12.1	9.9	—	22.0
Goodwill	90.2	6.3	—	96.5
Property, plant and equipment	851.9	113.4	—	965.3
Total assets	835.5	100.3	—	935.8
Expenditures for property, plant and equipment	145.5	3.9	—	149.4

Note 10 - Crestwood Business Combination

As indicated previously, Inergy and certain of its affiliates (including, where applicable, the Company) entered into a series of definitive agreements with Crestwood Holdings and certain of its affiliates in May 2013 whereby, among other things, (i) Inergy agreed to distribute to its common unitholders all of the Company common units owned by Inergy; (ii) Crestwood Holdings agreed to purchase the general partner of Inergy, which would effectively result in Crestwood Holdings' acquisition of control of the Company's general partner; (iii) Crestwood Holdings agreed to contribute to Inergy ownership of CMLP's general partner and incentive distribution rights; and (iv) CMLP agreed to merge with a subsidiary of the Company in a merger in which CMLP unitholders would receive 1.07 common units of the Company for each common unit of CMLP they own. As part of the merger, CMLP's non-affiliated public unitholders would also receive a one-time $35 million cash payment at the closing of the merger, $25 million of which would be payable by the Company and $10 million of which would be payable by Crestwood Holdings.

The pending CMLP merger is conditioned upon, among other things, the approval of the holders of a majority of the limited partner interests of CMLP. The Company will assume $350 million in aggregate principal amount of CMLP 7.75% senior notes due 2019 upon completion of the merger, and expects to change its fiscal year from a September 30 fiscal year end to a December 31 fiscal year end. A more detailed description of the merger and related transactions is contained in the Form 8-K filed by the Company with the Commission on May 9, 2013. The Company expects to close the merger in calendar 2013.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contemporaneously with the closing of the CMLP merger, the Company expects to enter into a new five-year senior secured credit facility under which at least $1 billion of cash borrowing capacity will be made available to the Company and its subsidiaries by a syndicate of financial institutions. The Company intends to borrow funds under the new revolving credit facility (i) to repay in full and retire the Company's existing Credit Facility, CMLP's existing $550 million revolving credit facility, and Crestwood Marcellus Midstream LLC's (“CMM”) existing $200 million revolving credit facility; (ii) to pay fees and expenses relating to the Crestwood business combination; and (iii) from time to time thereafter, for general partnership purposes, including acquisitions. Subject to limited exception, the Company expects the new credit facility to be secured by substantially all of the equity interests and assets of the Company's subsidiaries, and to be joint and severally guaranteed by substantially all of the Company's subsidiaries.

On June 18, 2013, Inergy distributed to its unitholders approximately 56.4 million common units of the Company, representing all of the common units of the Company held by Inergy. On June 19, 2013, Crestwood Holdings acquired ownership of Inergy's general partner and contributed to Inergy ownership of CMLP's general partner and incentive distribution rights. As a result of these transactions, Crestwood Holdings owns the general partner of Inergy and, through Inergy's ownership of the Company's general partner, controls the Company.

On June 19, 2013, in connection with Crestwood Holdings' acquisition of Inergy's general partner, the Company entered into a Registration Rights Agreement that allows for the registered resale of common units representing limited partner interests in the Company held by John Sherman, Crestwood Holdings and an affiliate of Crestwood Holdings (each, a “Rights Holders”). Pursuant to the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to prepare and file a resale shelf registration statement for the resale of its common units upon written request of any Rights Holder and to use commercially reasonable efforts to cause the shelf registration statement to be declared effective by the Commission as soon as reasonably practicable. A more detailed description of the Registration Rights Agreement is contained in, and a copy of the agreement is filed as an exhibit to, the Form 8-K filed by the Company with the Commission on June 19, 2013.

Note 11 - Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

On July 25, 2013, the Company declared a distribution of $0.400 per limited partner unit to be paid on August 14, 2013, to unitholders of record on August 7, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such forward-looking statements include, but are not limited to, our belief that we will complete our growth projects; our belief that we will have the capacity to fund internal growth projects and acquisitions; our belief that we will be able to generate stable cash flows; our belief that Anadarko's litigation claims are without merit; our expectation that we will close the CMLP merger in calendar 2013; and our expectation that we will enter into a new $1 billion revolving credit facility in conjunction with the CMLP merger and use proceeds thereof to repay and retire the existing credit facilities of the Company, CMLP and CMM. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: changes in general and local economic conditions; competitive conditions within our industry, including crude oil and natural gas production levels and prices; our ability to complete internal growth projects on time and on budget; the price and availability of debt and equity financing; the effects of existing and future governmental legislation and regulations; and natural disasters, weather-related delays, casualty losses and other matters beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

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

Our primary business objective is to increase the cash distributions that we pay to our unitholders by growing our business through the development, acquisition and operation of additional midstream assets near production and demand centers. An integral part of our growth strategy is the continued development of our platform of interconnected natural gas assets in the Northeast that can be operated as an integrated storage and transportation hub. For example, because we believe storage and transportation customers value operating flexibility, we expect to increase the interconnectivity between our natural gas assets and third-party pipelines, thereby resulting in increased demand for our services. We also expect our growth strategy to reflect our desire to diversify our operations, in terms of both our geographic footprint and the type of midstream services we provide to customers. Our recent acquisition of the COLT Hub and the pending CMLP merger are consistent with these objectives.

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

Consistent with this expectation, in May 2013, we commenced construction of an expansion of our COLT Hub that will increase our crude oil throughput and storage capacities. The expansion primarily entails the installation of additional crude oil loading arms and pumps at our rail loading rack; the construction of parallel rail tracks on which we will be able to store additional unit trains; the construction of two floating-roof crude oil storage tanks; the construction of additional truck unloading racks; and, modifications that will enable us to receive more crude oil from interconnected gathering systems. The expansion is designed to increase our unit train loading capacity to 160,000 barrels per day, our truck unloading capacity to 96,000 barrels per day, our working storage capacity to 1.08 million barrels, and our input capacity from third-party gathering systems to more than 100,000 barrels per day.

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

Our long-term profitability will be influenced primarily by (i) successfully executing our existing development projects and continuing to develop new organic growth projects in our markets; (ii) pursuing strategic acquisitions from third parties, including Inergy and affiliates, to grow our business; (iii) contracting and re-contracting storage and transportation capacity with our customers; and (iv) managing increasingly difficult regulatory processes, particularly in permitting and approval proceedings at the federal and state levels.

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

Firm Storage Contracts

A substantial percentage of our revenues are derived from storage services that we provide under firm contracts. We seek to maximize the portion of our physical capacity sold under firm contracts. To the extent that physical capacity that is contracted for firm service is not being fully utilized, we attempt to contract available capacity for interruptible service. The table below sets forth the percentage of operationally available physical capacity or deliverability sold under firm storage contracts, as of June 30, 2013:

Storage Facility (Commodity)	Percentage Contractually Committed	Weighted-Average Maturity (Year)
Stagecoach (Natural Gas)	100%	2016
Thomas Corners (Natural Gas)	100%	2015
Seneca Lake (Natural Gas)	100%	2016
Steuben (Natural Gas)	100%	2017
Bath (NGL)(1)	100%	2016

(1)	We have contracted 100% of our Bath storage facility to an affiliate, Inergy Services.

Transportation Contracts

The North-South Facilities, the MARC I Pipeline, and the East Pipeline provide material earnings to our operations. We will seek to maximize the portion of physical capacity sold on the pipelines under firm contracts. To the extent the physical capacity that is contracted for firm service is not being fully utilized, we plan to contract available capacity on an interruptible basis. Our existing transportation assets are 100% contracted and committed.

Crude Contracts

A substantial majority of our revenues from the COLT Hub are derived from multi-year contracts with minimum throughput commitments. We seek to maximize the throughput capacity of the loading facility sold under contracts with a minimum throughput commitment, and sell the hub's available storage capacity under take-or-pay contracts to the extent storage capacity is not a bundled component of our customer's throughput contracts. As of June 30, 2013, 64% of the COLT Hub's rail loading capacity (98% after giving effect to contracted throughput increases described below) was sold under long-term take-or-pay contracts with minimum throughput commitments. A majority of current customer contracts for rail loading capacity increase through the duration of the contracts to where contractual rail loading commitments approximate the rail loading capacity of the facility.

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

EBITDA and Adjusted EBITDA

We define EBITDA as income before income taxes, plus net interest expense and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding the gain or loss on the disposal of assets, long-term incentive and equity compensation expense, reimbursement of certain costs by Inergy, and transaction costs. Inergy is required to reimburse the Company for certain costs under the terms of the Omnibus Agreement entered into on December 31, 2011 in conjunction with our initial public offering. Transaction costs are third-party professional fees and other costs that are incurred in conjunction with closing a transaction.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table summarizes the consolidated statement of operations components for the three months ended June 30, 2013 and 2012, respectively (in millions):

	Three Months Ended June 30,		Change
	2013	2012	In Dollars	Percentage
Revenues	$70.5	$48.6	$21.9	45.1%
Service/product related costs	13.8	9.0	4.8	53.3
Operating and administrative expenses	22.4	8.1	14.3	176.5
Depreciation and amortization	25.2	12.8	12.4	96.9
Operating income	9.1	18.7	(9.6)	(51.3)
Interest expense, net	10.1	0.7	9.4	*
Net income (loss)	$(1.0)	$18.0	$(19.0)	(105.6)%

*	Not meaningful

Revenues. Revenues for the three months ended June 30, 2013, were $70.5 million, an increase of $21.9 million, or 45.1%, from $48.6 million during the same three-month period in 2012.

Revenues from firm storage were $26.0 million for the three months ended June 30, 2013, an increase of $1.9 million, or 7.9%, from $24.1 million during the same three-month period in 2012. NGL firm storage revenues increased $1.8 million due to the recognition of a one-time capacity reservation fee which was earned in the current period.

Revenues from transportation were $16.8 million for the three months ended June 30, 2013, an increase of $9.7 million, or 136.6%, from $7.1 million during the same three-month period in 2012. Transportation revenues increased $10.1 million due to the placement into service of our MARC I Pipeline, partially offset by $0.4 million decrease due to non-renewal of certain TGP transportation capacity held by us.

Revenues from hub services were $2.6 million for the three months ended June 30, 2013, a decrease of $1.8 million, or 40.9%, from $4.4 million during the same three-month period in 2012. Hub services revenues decreased $0.9 million due to insurance reimbursements related to the Stagecoach central compressor loss which were recognized in the prior year, and $0.9 million primarily as a result of firm wheeling service shippers utilizing their firm capacity in lieu of interruptible capacity, thus reducing the volume of interruptible wheeling services compared to the prior year.

Revenues from salt were $11.7 million for the three months ended June 30, 2013, a decrease of $1.3 million, or 10.0%, from $13.0 million during the same three-month period in 2012. This decline in revenue is primarily associated with a decline in activity with a particular customer.

Revenues from crude were $13.4 million for the three months ended June 30, 2013. We acquired the COLT Hub in December 2012 and thus no revenues were generated in the prior period.

Service/Product Related Costs. Service and product related costs, including storage, transportation, salt costs and crude costs, for the three months ended June 30, 2013, were $13.8 million, an increase of $4.8 million, or 53.3%, from $9.0 million during the same three-month period in 2012.

Storage related costs were $3.3 million for the three months ended June 30, 2013, an increase of $2.9 million, or 725.0%, from $0.4 million during the same three-month period in 2012. Storage related costs increased $2.7 million due to insurance reimbursements related to the Stagecoach central compressor loss which were recognized in the prior year.

Transportation related costs were $1.0 million for each of the three months ended June 30, 2013 and 2012. Transportation related costs were primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe.

Salt related costs were $7.6 million for each of the three months ended June 30, 2013 and 2012.

Crude related costs were $1.9 million for the three months ended June 30, 2013. We acquired the COLT Hub in December 2012 and thus crude related costs were not generated in the prior period.

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

Operating and Administrative Expenses. Operating and administrative expenses were $22.4 million for the three months ended June 30, 2013, compared to $8.1 million during the same three-month period in 2012, an increase of $14.3 million, or 176.5%. Operating expenses increased $9.9 million due to an increase in unit based compensation expenses allocated to us by NRGY due to accelerated vesting of certain restricted stock units as a result of the Crestwood business combination and payment of cash to Inergy restricted unitholders in lieu of Inergy Midstream limited partner units to compensate for the distribution of 100% of the Inergy Midstream shares held by Inergy, $0.7 million in COLT Hub operating expenses as it was purchased in December 2012, and $1.6 million due to expenses incurred relating to the Crestwood business combination. In addition operating and administrative costs have increased $1.7 million, namely due to increased personnel and insurance costs as a result of placing the MARC I Pipeline into service, and $0.4 million due to an increase in allocated administrative expenses from Inergy.

Depreciation and Amortization. Depreciation and amortization increased to $25.2 million for the three months ended June 30, 2013, from $12.8 million during the same three-month period in 2012. This $12.4 million, or 96.9%, increase is primarily due to placing our MARC I Pipeline into service in December 2012 and our acquisition of COLT Hub in December 2012, which increased depreciation and amortization by $4.3 million and $8.1 million, respectively.

Interest Expense. Interest expense was $10.1 million for the three months ended June 30, 2013, compared to $0.7 million during the same three-month period in 2012, an increase of $9.4 million. The increase is primarily related to the interest expense incurred on the $500 million, 6.0% Senior Notes issued in December of 2012.

Net Income/Loss. Net loss for the three months ended June 30, 2013, was $1.0 million compared to net income of $18.0 million during the same three-month period in 2012. The $19.0 million, or 105.6%, decrease in net income was primarily attributable to increased operating and administrative costs and depreciation and amortization, and service/product related costs, and is partially offset by higher revenues.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended June 30, 2013 and 2012, respectively (in millions):

	Three Months Ended June 30,
	2013	2012
EBITDA:
Net income (loss)	$(1.0)	$18.0
Depreciation and amortization	25.2	12.8
Interest expense, net	10.1	0.7
EBITDA	$34.3	$31.5
Long-term incentive and equity compensation expense	11.2	1.3
Transaction costs (a)	2.2	0.6
Adjusted EBITDA	$47.7	$33.4

	Three Months Ended June 30,
	2013	2012
EBITDA:
Net cash provided by operating activities	$29.5	$37.1
Net changes in working capital balances	7.8	(4.8)
Amortization of deferred financing costs	(1.9)	(0.2)
Interest expense, net	10.1	0.7
Long-term incentive and equity compensation expense	(11.2)	(1.3)
EBITDA	$34.3	$31.5
Long-term incentive and equity compensation expense	11.2	1.3
Transaction costs (a)	2.2	0.6
Adjusted EBITDA	$47.7	$33.4

(a) Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

The following table summarizes the consolidated statement of operations components for the nine months ended June 30, 2013 and 2012, respectively (in millions):

	Nine Months Ended June 30,		Change
	2013	2012	In Dollars	Percentage
Revenues	$184.7	$142.3	$42.4	29.8%
Service/product related costs	37.5	31.1	6.4	20.6
Operating and administrative expenses	47.4	21.0	26.4	125.7
Depreciation and amortization	66.3	37.5	28.8	76.8
Loss on disposal of assets	0.6	—	0.6	*
Operating income	32.9	52.7	(19.8)	(37.6)
Interest expense, net	24.2	0.7	23.5	*
Net income	$8.7	$52.0	$(43.3)	(83.3)%

*	Not meaningful

Revenues. Revenues for the nine months ended June 30, 2013, were $184.7 million, an increase of $42.4 million, or 29.8%, from $142.3 million during the same nine-month period in 2012.

Revenues from firm storage were $73.2 million for the nine months ended June 30, 2013, an increase of $2.7 million, or 3.8%, from $70.5 million during the same nine-month period in 2012. NGL firm storage revenues increased $1.5 million due to the changes in the contracts and customer mix at our Bath facility, NGL firm storage revenues also increased $1.8 million due to the recognition of a one-time capacity reservation fee which was earned in the current period.

Revenues from transportation were $40.7 million for the nine months ended June 30, 2013, an increase of $19.5 million, or 92.0%, from $21.2 million during the same nine-month period in 2012. Transportation revenues increased $3.0 million and $21.6 million due to the placement into service of our North-South Facilities and MARC I Pipeline, respectively, partially offset by a $5.1 million decrease due to non-renewal of certain TGP transportation capacity held by us.

Revenues from hub services were $8.1 million for the nine months ended June 30, 2013, a decrease of $3.0 million, or 27.0%, from $11.1 million during the same nine-month period in 2012. Hub services revenues decreased $0.9 million due to insurance reimbursements related to the Stagecoach central compressor loss which were recognized in the prior year, and $2.1 million primarily as a result of firm wheeling service shippers utilizing their firm capacity in lieu of interruptible capacity, thus reducing the volume of interruptible wheeling services compared to the prior year.

Revenues from salt were $35.6 million for the nine months ended June 30, 2013, a decrease of $3.9 million, or 9.9%, from $39.5 million during the same nine-month period in 2012. This decline in revenue is primarily associated with a decline in activity with a particular customer.

Revenues from crude were $27.1 million for the nine months ended June 30, 2013. We acquired the COLT Hub in December 2012 and thus no revenues were generated in the prior period.

Service/Product Related Costs. Service and product related costs, including storage, transportation, salt costs and crude costs, for the nine months ended June 30, 2013, were $37.5 million, an increase of $6.4 million, or 20.6%, from 31.1 million during the same nine-month period in 2012.

Storage related costs were $8.3 million for the nine months ended June 30, 2013, an increase of $4.4 million, or 112.8%, from $3.9 million during the same nine-month period in 2012. Storage related costs increased $2.2 million due to compression related costs incurred primarily as a result of placing our North-South Facilities and MARC I Pipeline into service in December 2011 and December 2012, respectively. Further, costs also increased $2.7 million due to insurance reimbursements related to the Stagecoach central compressor loss which were recognized in the prior year.

Transportation related costs were $3.1 million for the nine months ended June 30, 2013, a decrease of $1.0 million, or 24.4%, from $4.1 million during the same nine-month period in 2012. Transportation related costs were primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe. This decrease was due to the non-renewal of certain TGP transportation capacity held by us.

Salt related costs were $22.3 million for the nine months ended June 30, 2013, a decrease of $0.8 million, or 3.5%, from $23.1 million during the same nine-month period in 2012. This decline in cost is primarily associated with the decline in sales with a particular customer.

Crude related costs were $3.8 million for the nine months ended June 30, 2013. We acquired the COLT Hub in December 2012 and thus crude related costs were not generated in the prior period.

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

Operating and Administrative Expenses. Operating and administrative expenses were $47.4 million for the nine months ended June 30, 2013, compared to $21.0 million during the same nine-month period in 2012, an increase of $26.4 million, or 125.7%. Operating expenses increased $14.1 million due to an increase in unit based compensation expenses allocated to us by NRGY due to accelerated vesting of certain restricted stock units as a result of the Crestwood business combination and payment of cash to Inergy restricted unitholders in lieu of Inergy Midstream limited partner units to compensate for the distribution of 100% of the Inergy Midstream shares held by Inergy, $2.9 million due to acquisition related expenses associated with the COLT Hub, $1.6 million due to the Crestwood business combination, and $1.5 million in COLT Hub operating expenses as the facility was purchased in December 2012. In addition operating and administrative costs have increased $3.6 million, namely due to increased personnel and insurance costs as a result of placing the MARC I Pipeline into service, and $1.3 million due to an increase in allocated administrative expenses from Inergy.

Depreciation and Amortization. Depreciation and amortization increased to $66.3 million for the nine months ended June 30, 2013, from $37.5 million during the same nine-month period in 2012. This $28.8 million, or 76.8%, increase is primarily due to placing our MARC I Pipeline and North-South Facilities into service in December 2012 and December 2011, respectively and our acquisition of the COLT Hub in December 2012, which increased depreciation and amortization by $9.5 million, $0.8 million, and $18.5 million, respectively.

Interest Expense. Interest expense was $24.2 million for the nine months ended June 30, 2013, compared to $0.7 million during the same nine-month period in 2012, an increase of $23.5 million. The increase is primarily related to the interest expense incurred on the $500 million, 6.0% Senior Notes issued in December of 2012.

Net Income. Net income for the nine months ended June 30, 2013, was $8.7 million compared to net income of $52.0 million during the same nine-month period in 2012. The $43.3 million, or 83.3%, decrease in net income was primarily attributable to increased operating and administrative costs, depreciation and amortization, interest expense, and service / product related costs, and is partially offset by higher revenue.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the nine months ended June 30, 2013 and 2012, respectively (in millions):

	Nine Months Ended June 30,
	2013	2012
EBITDA:
Net income	$8.7	$52.0
Depreciation and amortization	66.3	37.5
Interest expense, net	24.2	0.7
EBITDA	$99.2	$90.2
Long-term incentive and equity compensation expense	17.2	3.1
Loss on disposal of assets	0.6	—
Reimbursement of certain costs by Inergy, L.P. (a)	1.2	—
Transaction costs (b)	5.1	0.6
Adjusted EBITDA	$123.3	$93.9

	Nine Months Ended June 30,
	2013	2012
EBITDA:
Net cash provided by operating activities	$89.7	$105.3
Net changes in working capital balances	8.2	(12.2)
Amortization of deferred financing costs	(5.1)	(0.5)
Interest expense, net	24.2	0.7
Long-term incentive and equity compensation expense	(17.2)	(3.1)
Loss on disposal of assets	(0.6)	—
EBITDA	$99.2	$90.2
Long-term incentive and equity compensation expense	17.2	3.1
Loss on disposal of assets	0.6	—
Reimbursement of certain costs by Inergy, L.P. (a)	1.2	—
Transaction costs (b)	5.1	0.6
Adjusted EBITDA	$123.3	$93.9

(a) Inergy, L.P. is required to reimburse Inergy Midstream, L.P. for certain costs under the terms of the Omnibus Agreement entered into on December 31, 2011 in conjunction with the initial public offering of Inergy Midstream, L.P.
(b) Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $89.7 million and $105.3 million for the nine-month periods ended June 30, 2013 and 2012, respectively. The $15.6 million decrease in operating cash flows was primarily attributable to the increase in cash interest paid and increased operating expenses as a result of the placement into service of our North-South Facilities and MARC I Pipeline as well as our acquisition of the COLT Hub, partially offset by an increase in gross profit associated with the aforementioned capital projects and acquisition.

Net investing cash outflows were $518.2 million and $238.1 million for the nine-month periods ended June 30, 2013 and 2012, respectively. Net cash outflows were primarily impacted by the acquisition of the COLT Hub in December 2012.

Net financing cash inflows were $429.7 million and $132.8 million for the nine-month periods ended June 30, 2013 and 2012, respectively. The net change was primarily attributable to proceeds from the issuance of our senior unsecured notes and an issuance of common units in December 2012 to fund the acquisition of the COLT Hub.

We believe that anticipated cash from operations and borrowing capacity under our Credit Facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions (including, without limitation, the pending CMLP merger), we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. As of June 30, 2013, we have firm purchase commitments totaling approximately $23.5 million related to certain growth projects including the Watkins Glen NGL development, the COLT Hub expansion, and certain upgrades to the US Salt facility. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Company. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have indicated previously.

See Note 5 for a description of our Credit Facility and Senior Notes, and Note 10 for a description of certain anticipated refinancing plans associated with our pending CMLP merger.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have a $600 million revolving credit facility subject to the risk of loss associated with movements in interest rates. At June 30, 2013, we had floating rate obligations totaling $237.0 million under the Credit Facility. We may hedge portions of our borrowings under the Credit Facility from time to time. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. We had no hedging instruments in place at June 30, 2013.

If the floating rate were to fluctuate by 100 basis points from June 2013 levels, our interest expenditures would change by a total of approximately $2.4 million per year.

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

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level. There have been no changes in our internal control over financial reporting except as discussed below (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part I, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A. Risk Factors
Risk Factors Relating to the Merger
The Company may have difficulty attracting, motivating and retaining executives and other employees in light of the merger.
Uncertainty about the effect of the merger on the employees of our company and CMLP may have an adverse effect on the combined organization. This uncertainty may impair each company's ability to attract, retain and motivate personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees may feel uncertain about their future roles with the combined organization. If employees of the Company or CMLP depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined organization, the combined organization's ability to realize the anticipated benefits of the merger could be reduced.
The Company and CMLP are subject to business uncertainties and contractual restrictions while the proposed merger is pending, which could adversely affect each party's business and operations.
In connection with the pendency of the merger, it is possible that some customers and other persons with whom we or CMLP have business relationships may delay or defer certain business decisions as a result of the merger, which could negatively affect our and CMLP's respective revenues, earnings and cash flow, as well as the market price of our common units, regardless of whether the merger is completed.
Under the terms of the merger agreement, the Company and CMLP are each subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect each party's businesses and operations prior to the completion of the merger.
The Company and CMLP will each incur substantial transaction-related costs in connection with the merger.
The Company and CMLP each expect to incur a number of non-recurring transaction-related costs associated with completing the merger, combining the operations of the two companies and attempting to achieve desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs.

Failure to successfully combine the businesses of the Company and CMLP in the expected time frame may adversely affect the future results of the combined organization.
The success of the merger will depend, in part, on our ability to realize the anticipated benefits and synergies from combining the businesses of the Company and CMLP. To realize these anticipated benefits, the businesses must be successfully combined. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the merger may not be realized fully or at all.
Additional unanticipated costs may be incurred in the integration of the parties' businesses. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. These integration difficulties could result in declines in the market value of our common units.

The merger is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the merger, or significant delays in completing the merger, could negatively affect the trading prices our common units and the future business and financial results of the combined business.
The completion of the merger is subject to a number of conditions, including the approval of the merger agreement by CMLP's unitholders, which make the completion and timing of the consummation of the merger uncertain. Also, either the Company or CMLP may terminate the merger agreement if the merger has not been completed by November 5, 2013, except that this termination right will not be available to any party whose failure to perform any obligation under the merger agreement has been the principal cause of, or resulted in, the failure of the merger to be consummated by such date.
If the merger is not completed, or if there are significant delays in completing it, the trading prices of our common units and our future business and financial results could be negatively affected, and each of them will be subject to several risks, including without limitation (i) negative reactions from the financial markets, including declines in the price of our common units due to the fact that current prices may reflect a market assumption that the merger will be completed; (ii) having to pay certain significant costs relating to the merger; and (iii) the attention of our management will have been diverted to the merger rather than our operations and pursuit of other opportunities that could have been beneficial to us.
Litigation filed against us and CMLP could prevent or delay the consummation of the merger or result in the payment of damages following completion of the merger.
In connection with the merger, purported CMLP unitholders have filed putative unitholder class action lawsuits against CMLP and its Board of Directors, among others. Among other remedies, the plaintiffs seek to enjoin the transactions contemplated by the merger agreement. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the merger and result in substantial costs to CMLP and/or us, including costs associated with indemnification. Additional lawsuits may be filed against CMLP, us or our respective officers or directors in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is consummated may adversely affect the combined partnership's business, financial condition, results of operations and cash flows.
The number of our outstanding common units will increase as a result of the merger, which could make it more difficult to pay the current level of quarterly distributions.
As of May 3, 2013, there were approximately 85.9 million Inergy Midstream common units outstanding. We will issue approximately 64.6 million common units in connection with the merger. Accordingly, the dollar amount required to pay the current per unit quarterly distributions will increase, which will increase the likelihood that we will not have sufficient funds to pay the current level of quarterly distributions to all of our unitholders. Using the amount of $0.395 per common unit paid with respect to the distribution paid during the third quarter of fiscal 2013, the aggregate cash distribution paid to our unitholders, including IDRs, totaled approximately $36.1 million, including a distribution of $24.4 million to Inergy in respect of its direct and indirect ownership of our common units and IDRs. The combined pro forma Inergy Midstream distribution with respect to the third quarter of fiscal 2013, had the merger been completed prior to such distribution, would have resulted in $0.395 per unit being distributed on approximately 150.5 million common units, or a total of approximately $63.2 million including IDRs. As a result, we would be required to distribute an additional $27.1 million per quarter in order to maintain the distribution level of $0.395 per common unit paid with respect to the third quarter of fiscal 2013.
No ruling has been obtained with respect to the U.S. federal income tax consequences of the merger.
No ruling has been or will be requested from the IRS with respect to the U.S. federal income tax consequences of the merger. Instead, we and CMLP are relying on the opinions of our respective counsel as to the U.S. federal income tax consequences of the merger, and counsel's conclusions may not be sustained if challenged by the IRS.
Other Risk Factors of Crestwood and Inergy Midstream
In addition to the risks described above, the Company and CMLP are and will continue to be subject to the risks described in the Company's and CMLP's respective Annual Reports on Form 10-K for the year ended September 30, 2012 and December 31, 2012, respectively, as updated by subsequent Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.Exhibits

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

4.5
Second Supplemental Indenture dated as of May 22, 2013, among Inergy Midstream, L.P., NRGM Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Inergy Midstream, L.P.'s Form 8-K filed on May 29, 2013)

4.6
Registration Rights Agreement dated June 19, 2013 by Inergy Midstream, L.P., John J. Sherman, Crestwood Holdings LLC and Crestwood Gas Services Holdings LLC (incorporated by reference to Exhibit 4.1 to Inergy Midstream, L.P.'s Form 8-K filed on June 19, 2013)

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

INERGY MIDSTREAM, L.P.

		By:	NRGM GP, LLC
(its general partner)

Date:	August 7, 2013	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)