Form 10-QT
period 2012-12-31
Crestwood Midstream Partners LP
filed 2013-11-08
CIK 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2012 to December 31, 2012.
COMMISSION FILE NUMBER: 001-35377
Crestwood Midstream Partners LP
(Exact name of registrant as specified in its charter)

Delaware	20-1647837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Louisiana Street, Suite 2060 Houston, Texas	77002
(Address of principal executive offices)	(Zip code)
(832) 519-2200
(Registrant’s telephone number, including area code)

Inergy Midstream, L.P.	Two Brush Creek Blvd., Suite 200 Kansas City, Missouri, 64112	September 30
(Former name)	(Former address)	(Former fiscal year)

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

On September 27, 2013, the Inergy Midstream Board of Directors approved an amendment to the First Amended and Restated Agreement of Limited Partnership of the Partnership (“Amendment No. 1”), to be effective as of September 27, 2013. Amendment No. 1 changes the fiscal year end of the Partnership from September 30 to December 31. Amendment No. 1 was filed on Form 8-K on October 1, 2013. These financial statements are being filed as part of a transition report on Form 10-Q covering the transition period that began October 1, 2012 and ended December 31, 2012. The comparative three-month period ended December 31, 2011 has also been presented.

On October 7, 2013, Inergy Midstream completed the merger (the "Crestwood Merger") of its wholly-owned subsidiary and Crestwood Midstream Partners LP ("Legacy CMLP"), with Legacy CMLP continuing as the surviving entity. Immediately following the closing of the Crestwood Merger, on October 7, 2013, (i) Legacy CMLP merged with and into Inergy Midstream, with Inergy Midstream continuing as the surviving entity, and (ii) Inergy Midstream changed its name to Crestwood Midstream Partners LP and changed its NYSE listing symbol to “CMLP". We refer to the renamed partnership as Inergy Midstream in this transition report.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

INERGY MIDSTREAM, L.P.
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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The above table reflects the preliminary purchase price allocation related to the acquired assets and liabilities, which is reflected in these financial statements. During the nine months ended September 30, 2013 the purchase price allocation was finalized, and the amounts included in that final purchase price allocation were materially consistent with the amounts presented above. The $165.0 million of goodwill has been assigned to the crude segment. Goodwill recognized in the transaction relates primarily to expanding our geographic footprint into a new growing shale play. The name of the acquired entity has since been changed from Rangeland Energy, LLC to Inergy Crude Logistics, LLC ("ICL"). Based on the purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be $26.6 million, $29.2 million, $27.4 million, $19.3 million, and $10.7 million for the years ended December 31, 2013 through December 31, 2017, respectively.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Long-Term Debt

Credit Facility

On December 21, 2011, the Company entered into a new $500.0 million revolving credit facility (“Credit Facility”). The Credit Facility, which matures in December 2016, is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The Credit Facility has an accordion feature that allows the Company to increase loan commitments by up to $250.0 million, subject to the lenders' agreement and the satisfaction of certain conditions. The Credit Facility includes a $10 million sub-limit for same-day swing line advances, and a $100 million sub-limit for letters of credit.

On April 16, 2012, the Company exercised a portion of its accordion feature under the Credit Facility and increased the loan commitments thereunder by $100.0 million and as a result, the accordion feature available to the Company is now $150 million. The aggregate amount of revolving loan commitments under the Credit Facility is now $600 million, and can be increased by up to $150 million, subject to the lenders' agreement and the satisfaction of certain conditions.

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

Note 10 - Subsequent Events

On October 24, 2013, the Company declared a distribution of $0.405 per limited partner unit to be paid on November 14, 2013, to unitholders of record on November 7, 2013.

Commitments and Contingencies Update

In June 2010, the Company and CNYOG entered into a letter of intent with Anadarko Petroleum Corporation (“Anadarko”)
which contemplated that, subject to certain conditions, Anadarko may exercise an option to acquire up to a 25% ownership interest in the MARC I pipeline. On September 23, 2011, Anadarko filed a complaint against the Company and CNYOG in the
Court of Common Pleas in Lycoming County, Pennsylvania (Cause No. 11-01697) alleging that (i) Anadarko had an option to acquire, and timely exercised its option to acquire, a 25% ownership interest in the MARC I pipeline, (ii) the Company refused to enter into definitive agreements under which Anadarko would acquire a 25% interest in the pipeline and, by doing so, the
Company breached the letter of intent, and (iii) by refusing to enter into definitive agreements, the Company breached a duty of good faith and fair dealing in connection with the letter of intent. Based on these allegations, Anadarko sought various

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

remedies, including specific performance of the letter of intent and monetary damages.

On September 9, 2013, the Company and Anadarko entered into a confidential settlement agreement to resolve any and all claims relating to the litigation. CEQP has reimbursed the Company for the amount paid to Anadarko under the settlement agreement pursuant to the omnibus agreement that governs the Company’s relationship with CEQP.

Crestwood Merger

On October 7, 2013, the Company completed the Crestwood Merger and the merger of Legacy CMLP with and into Inergy Midstream, with Inergy Midstream continuing as the surviving entity and immediately thereafter changing its name to “Crestwood Midstream Partners LP” and changing its NYSE listing symbol to “CMLP.” The Company also changed its principal executive offices to 700 Louisiana Street, Suite 2060, Houston, Texas 77002.

In addition, following the closing of the Crestwood Merger on October 7, 2013, (i) the Company and Crestwood Midstream Finance Corp. (formerly known as NRGM Finance Corp., “Finance Corp.”) assumed the obligations of Legacy CMLP and Crestwood Midstream Finance Corporation under their $350 million in aggregate principal amount of 7.75% senior unsecured notes due April 2019; (ii) certain Legacy CMLP subsidiary guarantors of the 7.75% senior notes due April 2019 guaranteed the obligations of the Company and Finance Corp. under the Notes; (iii) the Company’s subsidiary guarantors of the Notes guaranteed obligations of Legacy CMLP and Crestwood Midstream Finance Corporation under the 7.75% senior notes due April 2019; and (iv) Crestwood Midstream Finance Corporation merged with and into Finance Corp., with Finance Corp. continuing as the surviving entity, and Finance Corp. immediately thereafter changed its name to “Crestwood Midstream Finance Corp.”

More detailed descriptions of the foregoing events are contained in the Form 8-K filed by the Company with the Securities and Exchange Commission on October 10, 2013 (the "Merger Form 8-K").

The following represents the pro forma consolidated statements of operations as if the Crestwood Merger occurred on October 1, 2011, and thus had been included in the consolidated results of the Company for the three-month periods ended December 31, 2012 and 2011, respectively (in millions, except per unit data):

	(Unaudited) Pro Forma Consolidated Statement of Operations
	Three Months Ended
	December 31,
	2012 (a)	2011 (a)
Revenue	$112.6	$106.1
Net income	$14.2	$10.3

Net income per limited partner unit:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

(a)    Amounts reflect the pro forma adjustments for the COLT Hub, which was acquired by the Company on December 7, 2012. See Note 4 for additional information regarding the COLT Hub acquisition.

These amounts have been calculated after applying the Company's accounting policies.

New Secured Revolving Credit Facility

Immediately following the Crestwood Merger, on October 7, 2013, the Company entered into a new five-year senior secured credit facility under which at least $1 billion of cash borrowing capacity will be made available to the Company and its subsidiaries by a syndicate of financial institutions. The Company borrowed $623.6 million of funds under the new revolving credit facility to repay in full and retire the NRGM Credit Facility, Legacy CMLP's $550 million revolving credit facility, and

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Crestwood Marcellus Midstream LLC's $200 million revolving credit facility. Subject to limited exception, the new credit facility is secured by substantially all of the equity interests and assets of the Company's restricted domestic subsidiaries, and is joint and severally guaranteed by substantially all of the Company's restricted domestic subsidiaries. A more detailed description of the new revolving credit facility is contained in the Merger Form 8-K.

Arrow Midstream Holdings, LLC Acquisition

On October 8, 2013, the Company and its wholly-owned subsidiary, Crestwood Arrow Acquisition LLC ("Crestwood Arrow"), entered into an agreement to acquire Arrow Midstream Holdings, LLC ("Arrow"), a privately-held midstream company, for approximately $750 million, subject to customary capital expenditure and working capital adjustments.  Under the merger agreement, Crestwood Arrow will merge with and into Arrow (the “Arrow Acquisition”), with Arrow continuing as the surviving entity and a wholly-owned subsidiary of the Company. The base merger consideration consists of $550 million in cash and 8,826,125 common units of the Company to be issued to the sellers, subject to adjustment. The transaction is expected to close on November 8, 2013.

Arrow, through its wholly-owned subsidiaries, owns and operates substantial crude oil, natural gas and water gathering systems located on the Fort Berthold Indian Reservation in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota. The system today consists of over 460 miles of gathering pipeline including 150 miles of crude oil gathering pipeline, 160 miles of natural gas gathering pipeline, and 150 miles of water gathering lines. Current volumes on the system are approximately 50,000 barrels per day of crude oil, 15 million cubic feet per day of rich natural gas and 8,500 Bbls/d of water. Additionally, the acquired assets include salt water disposal wells and a 23-acre central delivery point with multiple pipeline take-away outlets and a fully-automated truck loading facility.

More detailed information about the Arrow Acquisition is contained in the Form 8-K filed by the Company with the Commission on October 15, 2013.

The Company’s valuation of the assets and liabilities assumed has not been completed as the acquisition has not closed to date. The Company expects the significant components of the valuation to include property, plant and equipment, intangible contract assets and goodwill.

Equity Offering

On October 7, 2013, the Company sold 773,191 common units at $21.69 per unit pursuant to an underwriters’ option to purchase additional common units, as such option was granted to the underwriters by the Company in its September 2013 equity offering. The sale generated approximately $16.8 million of net proceeds after deducting underwriters’ discounts, commission and other offering expenses. Proceeds were used to repay borrowings under our new five-year $1 billion senior secured revolving credit facility.

On October 23, 2013, the Company sold 14,000,000 common units to underwriters at $21.19 per unit in a registered public offering generating net proceeds of approximately $296.4 million after deducting underwriters’ discounts, commission and other offering expenses. Proceeds will be used to pay a portion of the base merger consideration to the sellers in the Arrow Acquisition and to pay related fees and expenses. On October 30, 2013, the Company sold 2,100,000 common units at $21.19 per unit pursuant to an underwriters' option to purchase additional common units, as such option was granted to the underwriters by the Company in its October 23, 2013 equity offering.

Senior Notes Offering

On October 22, 2013, Crestwood Midstream Partners LP and Crestwood Midstream Finance Corp. announced an offering of $600 million in aggregate principal amount of 6.125% senior notes due 2022 in a private offering exempt from the registration requirements of the Securities Act of 1933.  The notes will be guaranteed on a senior unsecured basis by substantially all of the Company’s existing and future domestic restricted subsidiaries (other than Finance Corp.), subject to certain exceptions.  The Company expects to close the private placement on November 8, 2013.  The Company anticipates using the net offering proceeds to fund a portion of the consideration payable in the Arrow Acquisition and to pay related fees and expenses, and to repay borrowings under the Company’s new $1 billion senior secured revolving credit facility.

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

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this transition report on Form10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. This transition report on Form 10-Q is being filed due to our change in year end, and covers the transition period that began October 1, 2012 and ended December 31, 2012. The comparative three month period ended December 31, 2011 has also been presented.

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

Disclosure Controls and Procedures
As of December 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.
Changes in Internal Control Over Financial Reporting

In fiscal 2013, we completed the acquisition of the COLT Hub. See Note 4 “Business Acquisitions” to the Consolidated Financial Statements included in Item 1 for a discussion of the acquisition and related financial data.

At the time these financial statements were available to be issued we were in the process of evaluating the internal controls and procedures of our COLT Hub acquisition. Further, we were in the process of integrating their operations. Management completed the evaluation of internal controls during the quarter ended September 30, 2013 and no material changes to the process in place for the quarter ended December 31, 2012 were required.

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

3.2
First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P., dated December 21, 2011 (incorporated by reference to Inergy Midstream, L.P.’s Form 10-Q filed on February 5, 2013)

December 21, 2011 (incorporated by reference to Inergy Midstream, L.P.’s Form 10-Q filed on February 5, 2013)
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

4.3
Registration Rights Agreement, dated as of December 7, 2012, by and among Inergy Midstream, L.P., NRGM Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to Inergy Midstream, L.P.'s Form 8-K filed on December 13, 2012)

4.4
First Supplemental Indenture dated as of January 18, 2013, among Inergy Midstream, L.P., NRGM Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Inergy Midstream, L.P.’s Form 10-Q filed on February 5, 2013)

10.1
Common Unit Purchase Agreement dated as of November 3, 2012 between Inergy Midstream, L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Inergy Midstream, L.P.'s Form 8-K filed on November 5, 2012)

10.2
Amendment No. 1 to Credit Agreement dated November 16, 2012 among Inergy Midstream, L.P. and JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Inergy Midstream, L.P.'s Form 8-K filed on November 16, 2012)

10.3
Registration Rights Agreement, dated as of December 7, 2012, by and among Inergy Midstream, L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Inergy Midstream, L.P.'s Form 8-K filed on December 13, 2012)

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

CRESTWOOD MIDSTREAM PARTNERS LP

		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	November 7, 2013	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)