Form 10-Q
period 2013-09-30
Crestwood Midstream Partners LP
filed 2013-11-08
CIK 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Crestwood Midstream Partners LP

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) UNAUDITED CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$1.2	$—
Accounts receivable	26.3	23.2
Inventory (Note 3)	5.9	6.1
Prepaid expenses and other current assets	5.8	9.7
Total current assets	39.2	39.0

Property, plant and equipment (Note 3)	1,252.0	1,196.6
Less: accumulated depreciation	269.2	214.8
Property, plant and equipment, net	982.8	981.8

Intangible assets (Note 3)	212.2	211.5
Less: accumulated amortization	39.4	15.8
Intangible assets, net	172.8	195.7

Goodwill	259.6	261.5
Investment in unconsolidated affiliate (Note 4)	24.4	—
Other assets	4.3	2.8
Total assets	$1,483.1	$1,480.8

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$6.7	$4.2
Accrued expenses	23.3	37.0
Current portion of long-term debt (Note 5)	—	1.8
Total current liabilities	30.0	43.0

Long-term debt, less current portion (Note 5)	537.0	678.0
Other long-term liabilities	0.8	0.8

Partners’ capital (Note 6):
Limited partner unitholders (96,899,610 and 85,874,715 common units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	915.3	759.0
Total partners’ capital	915.3	759.0
Total liabilities and partners’ capital	$1,483.1	$1,480.8
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Firm storage	$21.6	$20.7	$64.5	$61.8
Transportation	17.0	7.2	49.5	21.9
Hub services	3.5	3.8	8.4	10.6
Related party firm storage (Note 8)	3.4	3.3	10.1	9.8
Salt	11.8	12.5	34.8	38.9
Crude	11.7	—	36.0	—
	69.0	47.5	203.3	143.0

Costs and expenses:
Storage related	3.0	2.0	9.1	4.0
Transportation related	1.0	1.1	3.1	3.5
Salt related	7.9	7.2	22.8	22.8
Crude related	1.8	—	5.3	—
Operating and administrative	22.5	9.4	58.2	24.3
Depreciation and amortization	25.2	13.0	76.3	38.5
	61.4	32.7	174.8	93.1

Operating income	7.6	14.8	28.5	49.9
Interest expense, net	8.5	1.1	27.2	1.8
Income (loss) before income taxes	(0.9)	13.7	1.3	48.1
Provision for income taxes	0.1	—	0.1	—
Net income (loss)	$(1.0)	$13.7	$1.2	$48.1
Less: net income earned by US Salt, LLC prior to acquisition	—	—	—	4.6
Net income (loss) available to partners	$(1.0)	$13.7	$1.2	$43.5

Partners’ interest information:
Non-managing general partner interest in net income	$6.2	$1.2	$11.0	$1.9
Total limited partners’ interest in net income (loss)	$(7.2)	$12.5	$(9.8)	$41.6

Net income (loss) per limited partner unit:
Basic	$(0.07)	$0.17	$(0.11)	$0.56
Diluted	$(0.07)	$0.17	$(0.11)	$0.56

Weighted-average limited partners’ units outstanding (in thousands):
Basic	96,919	75,182	89,618	74,786
Diluted	96,919	75,182	89,618	74,786
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(1.0)	$13.7	$1.2	$48.1
Change in unrealized fair value on cash flow hedges (Note 2)	—	—	0.1	0.1
Comprehensive income (loss)	$(1.0)	$13.7	$1.3	$48.2
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions) (unaudited)

Total Partners’ Capital
Balance at December 31, 2012	$759.0
Net proceeds from issuance of common units	237.8
Distributions to Crestwood Equity Partners LP	(50.7)
Distributions to external unitholders	(57.5)
Unit-based compensation charges	18.7
Equity contribution from Crestwood Equity Partners LP	6.7
Change in unrealized fair value on cash flow hedges	0.1
Net income	1.2
Balance at September 30, 2013	$915.3
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income	$1.2	$48.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54.5	36.7
Amortization	21.8	1.8
Amortization of deferred financing costs	3.1	0.8
Unit-based compensation charges	18.7	5.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3.0)	(0.6)
Inventories	0.2	(0.2)
Prepaid expenses and other current assets	2.7	0.9
Other assets	(1.6)	(3.9)
Accounts payable and accrued expenses	7.7	2.9
Payable to Crestwood Equity Partners LP	1.3	8.7
Net cash provided by operating activities	106.6	100.8

Investing activities
Acquisitions, net of cash acquired (Note 4)	0.7	—
Investment in unconsolidated affiliate	(24.4)	—
Purchase of US Salt, LLC	—	(107.7)
Purchases of property, plant and equipment	(73.5)	(181.2)
Net cash used in investing activities	(97.2)	(288.9)
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Financing activities
Proceeds from the issuance of long-term debt	$228.9	$423.1
Principal payments on long-term debt	(371.7)	(86.8)
Distributions to Crestwood Equity Partners LP	(50.7)	(45.1)
Distributions to external unitholders	(57.5)	(14.6)
Equity contribution from Crestwood Equity Partners LP	6.7	—
Payments to related party	—	(12.7)
Net proceeds from issuance of common units	237.8	—
Payments for US Salt, LLC in excess of the acquired book value	—	(74.8)
Other	—	(0.4)
Payments for deferred financing costs	(1.7)	(0.7)
Net cash provided by (used in) financing activities	(8.2)	188.0

Net increase (decrease) in cash	1.2	(0.1)
Cash at beginning of period	—	0.1
Cash at end of period	$1.2	$—

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(19.4)	$33.0

Acquisitions, net of cash acquired:
Current assets	$0.1	$—
Property, plant and equipment	1.4	—
Intangible assets	0.2	—
Goodwill	(1.9)	—
Current liabilities	(0.5)	—
Total acquisitions, net of cash acquired	$(0.7)	$—
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Organization and Basis of Presentation

Organization

Inergy Midstream, LLC was formed in September 2004 by Crestwood Equity Partners LP ("CEQP") (formerly known as Inergy, L.P.) to acquire, develop, own and operate midstream energy assets. In connection with its initial public offering (“IPO”) of common units representing limited partnership interests, (i) Inergy Midstream, LLC converted into a Delaware limited partnership and changed its name to Inergy Midstream, L.P. (“Inergy Midstream”) on November 14, 2011, and (ii) Inergy Midstream transferred to CEQP 100% of its membership interest in two wholly owned subsidiaries (US Salt, LLC and Tres Palacios Gas Storage LLC) on November 25, 2011. Inergy Midstream’s common units began trading on the New York Stock Exchange (“NYSE”) on December 16, 2011 under the symbol “NRGM,” and the IPO closed on December 21, 2011.

On May 5, 2013, CEQP and certain of its affiliates entered into a series of definitive agreements with Crestwood Holdings, LLC ("Crestwood Holdings") and certain of its affiliates under which, among other things, (i) CEQP agreed to distribute to its common unitholders all of the Inergy Midstream common units owned by CEQP; (ii) Crestwood Holdings agreed to acquire the general partner of CEQP; (iii) Crestwood Holdings agreed to contribute to CEQP ownership of Crestwood Midstream Partners LP's (former NYSE:CMLP) ("Legacy CMLP") general partner and incentive distribution rights; and (iv) Legacy CMLP agreed to merge with a subsidiary of Inergy Midstream in a merger in which Legacy CMLP unitholders received 1.07 common units of Inergy Midstream for each common unit of Legacy CMLP they owned.

On June 18, 2013, CEQP distributed to its unitholders approximately 56.4 million common units of Inergy Midstream, representing all of the Inergy Midstream common units held by CEQP. On June 19, 2013, Crestwood Holdings acquired ownership of CEQP's general partner and contributed to CEQP ownership of Crestwood Gas Services GP, LLC, which owns 100% of the incentive distribution rights and general partner units of Legacy CMLP. As a result of these transactions, Crestwood Holdings now controls CEQP, our general partner and our Company.

On September 27, 2013, our partnership's fiscal year-end was changed from September 30 to December 31.

On October 7, 2013, we completed the merger of our wholly-owned subsidiary and Legacy CMLP (the “Crestwood Merger”), with Legacy CMLP continuing as the surviving entity. Immediately following the closing of the Crestwood Merger, on October 7, 2013, (i) Legacy CMLP merged with and into Inergy Midstream, with Inergy Midstream continuing as the surviving entity, and (ii) Inergy Midstream changed its name to Crestwood Midstream Partners LP and changed its NYSE listing symbol to “CMLP”. See Note 10 for additional information about the Crestwood Merger.

The financial information in this report and the accompanying management’s discussion and analysis reflect the status of the reporting entity as of September 30, 2013. Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Crestwood” or the “Company” refer to the business and operations of Crestwood Midstream Partners LP (formerly known as Inergy Midstream, L.P.), a Delaware limited partnership, and its consolidated subsidiaries for periods prior to the closing of the Crestwood Merger.

Nature of Operations

The Company's financial statements reflect three operating and reporting segments: storage and transportation operations, salt operations and crude operations. The Company's storage and transportation operations are engaged primarily in the storage and transportation of natural gas and natural gas liquids (“NGLs”). Its operations are currently concentrated in the Northeast region of the United States. The Company's salt operations, which are located in New York, include the production and sale of salt products by US Salt, LLC ("US Salt"). US Salt is one of five major solution mined salt manufacturers in the United States, producing evaporated salt products for food, industrial, pharmaceutical and water conditioning uses. The Company's crude operations consists of the COLT crude oil loading and storage terminal, and interconnecting pipeline facilities ("COLT Hub") located in North Dakota, which were acquired in December 2012.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company owns and operates the following storage facilities:

•
Stagecoach, a 26.25 billion cubic feet ("Bcf") multi-cycle depleted reservoir natural gas storage facility located approximately 150 miles northwest of New York City in Tioga County, New York and Bradford County, Pennsylvania;

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

The Company owns and operates natural gas transportation assets in the Northeast, including:

•
the compression and appurtenant facilities installed to expand transportation capacity on the Stagecoach north and south laterals (the “North-South Facilities”), which provide 325 million cubic feet per day ("MMcf/d") of firm interstate transportation service to shippers;

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

In December 2012, the Company acquired the COLT Hub, which is strategically located near the town of Epping in Williams County, North Dakota, in the heart of the Bakken and Three Forks shale oil-producing areas. With 720,000 barrels of crude oil storage and two 8,700-foot rail loops, the COLT Hub can accommodate 120-car unit trains and is capable of loading up to 120,000 barrels per day ("Bbls/d")" by rail. Customers can source product via gathering systems, an eight-bay truck unloading rack and the COLT Connector, a 21-mile, 10-inch bi-directional pipeline that connects the COLT Hub to the Enbridge and Tesoro crude pipelines at Dry Fork (Beaver Lodge/Ramberg junction). The COLT Hub is connected to the Banner, Meadowlark Midstream (formerly, Bear Tracker Energy) and Hiland Pipeline crude gathering systems. The Company is currently expanding the COLT Hub to accommodate 160,000 Bbls/d of rail loading and 1.2 million barrels of crude oil storage, and it expects to complete the expansion in the first calendar quarter of 2014. See Note 4 for additional information about this acquisition.

Basis of Presentation

The financial information contained herein as of September 30, 2013 and December 31, 2012, and for the three-month and nine-month periods ended September 30, 2013 and 2012, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Crestwood Midstream Partners LP (formerly known as Inergy Midstream, L.P.) and its wholly owned subsidiaries, including among others Arlington Storage Company, LLC (“Arlington”), Central New York Oil And Gas Company, L.L.C. (“CNYOG”), Finger Lakes LPG Storage, LLC (“Finger Lakes”), Inergy Gas Marketing, LLC, Inergy Pipeline East, LLC, US Salt, Inergy Crude Logistics, LLC (formerly Rangeland Energy, LLC), Crestwood Midstream Finance Corp. (formerly known as NRGM Finance Corp.), and Inergy Storage, Inc.  All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Revenue for natural gas and NGL firm storage is recognized ratably over the contract period regardless of the volume of natural gas or NGL stored by the Company's customers. Revenue from natural gas firm storage is affected to a lesser extent by volumes of stored gas received and or delivered by the Company's customers. Revenue for transportation services is recognized ratably over the contract period. Transportation revenue is derived from the sale of capacity that the Company has secured on certain third party pipelines, revenues for transportation on the East Pipeline and transportation revenue from placing the North-South Facilities and the MARC I Pipeline into service in fourth calendar quarter of 2011 and 2012, respectively. Revenue from transportation services is also affected to a lesser extent by volumes of gas transported during the period. Revenue from hub services is recognized ratably over the contract period. Revenues from the sale of salt are recognized when product is shipped to the customer or when certain contractual performance requirements have otherwise been met. Revenues from the COLT Hub are recognized when the contractual services are provided, such as loading of customer rail cars.

Credit Risk and Concentrations

Inherent in the Company's contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. The Company takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate.

One customer, ConEdison, accounted for approximately 10% and 13% of the Company's total revenue for the three months ended September 30, 2013 and 2012, respectively, and 10% and 14% of the Company's total revenue for the nine months ended September 30, 2013 and 2012, respectively.  No other customer accounted for 10% or more of the Company's total revenue in those periods. All ConEdison revenues are captured in the storage and transportation segment.

No customer accounted for 10% or more of the Company's consolidated accounts receivable at September 30, 2013 or December 31, 2012.

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

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. The Company capitalizes all construction related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $1.2 million and $1.3 million during the three months ended September 30, 2013, and 2012, respectively, and $3.3 million and $3.5 million during the nine months ended September 30, 2013, and 2012, respectively. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	15-25
Office furniture and equipment	3-7
Vehicles	3-5
Pipelines	15
Base gas	10
Plant equipment	3-20

Salt deposits are depleted on a unit of production method. Maintenance and repairs are charged to expense as incurred.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not identified any indicators that suggest the carrying amount of an asset may not be recoverable for the period ended September 30, 2013.

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

The Company completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2012. No indicators of impairment were identified requiring an interim impairment test during the period ended September 30, 2013. As discussed in Note 1, the Company's fiscal year-end was changed from September 30 to December 31.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Income Taxes

The Company is generally not subject to federal or state income tax. Therefore, the earnings of the Company are included in the federal and state income tax returns of its common unitholders and, prior to CEQP's distribution of its common units of the Company, the limited partners of CEQP. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Company's partnership agreement.

Cash and Cash Equivalents

The Company defines cash equivalents as all highly liquid investments with maturities of three months or less when purchased.

Income Per Unit

The Company calculates basic net income per limited partner unit by utilizing the two class method. Earnings (net income available to partners) of US Salt are presented only for the period subsequent to the acquisition on May 14, 2012. Basic and diluted net income per unit are the same, as there were no potentially dilutive units outstanding at September 30, 2013 or 2012.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. As of September 30, 2013, the estimated fair value of the Company's fixed-rate senior notes, based on available trading information, totaled $497.8 million compared with the aggregate principal amount at maturity of $500.0 million. The fair value of debt was determined based on market quotes from Bloomberg. This valuation methodology is considered level 2 in the fair value hierarchy. At September 30, 2013, the Company's $600.0 million revolving credit facility had amounts outstanding of $37.0 million, which approximated fair value due primarily to the floating interest rate associated with borrowings under the credit facility.

Allocation of Expenses

The Company shares common management, operating and administrative and overhead costs with CEQP. The shared costs allocated to the Company totaled $4.9 million (including $3.0 million of unit-based compensation charges) and $4.6 million (including $2.7 million of unit-based compensation charges) for the three months ended September 30, 2013 and 2012, respectively, and $21.7 million (including $15.8 million of unit-based compensation charges) and $9.8 million (including $4.9 million of unit-based compensation charges) for the nine months ended September 30, 2013 and 2012, respectively. The increase in allocated unit-based compensation charges is due to the accelerated vesting of certain restricted stock units as a result of the Crestwood Merger and payment of cash to CEQP restricted unitholders in lieu of Inergy Midstream limited partner units to compensate for the distribution of 100% of the Company’s shares held by CEQP. In conjunction with its IPO, the Company entered into an Omnibus Agreement with CEQP that requires the Company to reimburse CEQP for all shared costs incurred on its behalf, except for certain unit based compensation which are treated as capital transactions. Due to the nature of these shared costs, it is not practicable to estimate what the costs would have been on a stand-alone basis. Accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have occurred, if the Company had operated as a stand-alone entity.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the realized loss on a derivative instrument that the Company entered into to hedge the purchase of base gas for one storage facility. The amount included in other comprehensive income associated with this derivative is being reclassified to earnings over the same period that the hedged base gas is recorded in earnings. The amount reclassified to earnings for the nine-month periods ended September 30, 2013 and 2012 was $0.1 million.

Property Tax Receivable

The Company receives property tax benefits under New York's Empire State Development program. The amounts due to be refunded to the Company under this program amounted to $6.4 million and $4.8 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, $2.0 million of the amounts due to be refunded were classified in

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

prepaid expenses and other current assets, and $4.4 million were classified in other long-term assets on the consolidated balance sheets. At December 31, 2012, $2.0 million of the amounts due to be refunded were classified in prepaid expenses and other current assets, and $2.8 million were classified in other long-term assets on the consolidated balance sheets.

Prepaid Property Taxes

The Company prepays property taxes in certain taxing jurisdictions and thus records the amount of taxes relating to future periods in prepaid expenses and other current assets, which totaled $2.2 million and $1.2 million at September 30, 2013 and December 31, 2012, respectively.

Property, Plant and Equipment Accrual

The Company has accrued for property, plant and equipment, including certain construction work in process relating to construction efforts on various growth projects. At September 30, 2013 the Company had accrued $9.0 million relating to property, plant and equipment, of which $5.8 million was classified as accrued expenses and $3.2 million was classified as accounts payable on the consolidated balance sheets. At December 31, 2012 the Company had accrued $28.4 million relating to property, plant and equipment, of which $27.3 million was classified as accrued expenses and $1.1 million was classified as accounts payable on the consolidated balance sheets.

Asset Retirement Obligations

An asset retirement obligation ("ARO") is an estimated liability for the cost to retire a tangible asset. The fair value of these AROs could not be made as settlement dates (or range of dates) associated with these assets were not estimable.

Accounting for Unit-Based Compensation

The Company has a unit-based employee compensation plan and all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. The amount of compensation expense recorded by the Company during the three months ended September 30, 2013 was $4.1 million ($3.0 million allocated by CEQP for CEQP units and $1.1 million for the Company units). The amount of compensation expense allocated to the Company during the three months ended September 30, 2012 was $3.4 million ($2.7 million allocated by CEQP for CEQP units and $0.7 million for the Company units). The amount of compensation expense recorded by the Company during the nine months ended September 30, 2013 was $18.7 million ($15.8 million allocated by CEQP for CEQP units and $2.9 million for the Company units). The amount of compensation expense allocated to the Company during the nine months ended September 30, 2012 was $5.6 million ($4.9 million allocated by CEQP for CEQP units and $0.7 million for the Company units).

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

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 – Certain Balance Sheet Information

Inventory

Inventory consisted of the following at September 30, 2013 and December 31, 2012, respectively (in millions):

	September 30, 2013	December 31, 2012
Parts and supplies	$4.6	$4.4
Natural gas	0.1	0.5
Raw materials	0.5	0.3
Finished goods	0.7	0.9
Total inventory	$5.9	$6.1

Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2013 and December 31, 2012, respectively (in millions):

	September 30, 2013	December 31, 2012
Plant equipment	$336.6	$326.3
Salt deposits	41.6	41.6
Land and buildings	250.1	261.0
Pipelines	427.6	407.8
Vehicles	3.5	3.1
Construction in process	116.7	81.2
Base gas	73.4	73.1
Office furniture and equipment	2.5	2.5
	1,252.0	1,196.6
Less: accumulated depreciation	269.2	214.8
Total property, plant and equipment, net	$982.8	$981.8

Intangible Assets

Intangible assets consisted of the following at September 30, 2013 and December 31, 2012, respectively (in millions):

	September 30, 2013	December 31, 2012
Customer accounts	$191.3	$191.5
Covenants not to compete	4.4	4.0
Deferred financing and other costs	16.5	16.0
	212.2	211.5
Less: accumulated amortization	39.4	15.8
Total intangible assets, net	$172.8	$195.7

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 – Business Acquisitions

Rangeland Energy, LLC Acquisition

On December 7, 2012, the Company completed the acquisition of 100% of the ownership interest of Rangeland Energy, LLC. The primary purpose of this acquisition was to acquire the integrated crude oil loading terminal, storage, and pipeline assets of Rangeland Energy, LLC and its subsidiaries, which are located in Williams County, North Dakota. The COLT Hub primarily consists of 720,000 barrels of crude oil storage, two 8,700-foot rail loops, an eight-bay truck unloading rack, and a 21-mile bi-directional crude oil pipeline that connects the hub to gathering systems and interstate crude oil pipelines.
In the second quarter, the Company announced plans for the COLT Hub expansion project. The project primarily includes an expansion of receiving, storage, and take-away capacity via interconnecting pipelines, storage tanks, and rail facilities.
The name of the acquired entity has since been changed from Rangeland Energy, LLC to Inergy Crude Logistics, LLC. Based on the purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be $26.6 million, $29.2 million, $27.4 million, $19.3 million, and $10.7 million for the years ended December 31, 2013 through December 31, 2017, respectively.

During the nine months ended September 30, 2013, the Company collected $0.7 million from the sellers of COLT Hub as part of a final working capital settlement.

The following represents the pro forma consolidated statements of operations as if the COLT Hub had been included in the consolidated results of the Company for the three-month and nine-month periods ended September 30, 2012 (in millions, except per unit data):

	(Unaudited) Pro Forma Consolidated Statement of Operations
	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenue	$50.7	$146.3
Net income	$5.3	$18.6

Net income per limited partner unit:
Basic	$0.05	$0.14
Diluted	$0.05	$0.14

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

Powder River Basin Joint Venture

On September 4, 2013, the Company and Enserco Midstream, LLC (“Enserco Midstream”) announced that they have formed a joint venture to own and operate a crude oil rail terminal located in Douglas County, Wyoming (“Douglas Facility”). The Douglas Facility, which is located in Converse County, Wyoming, atop the emerging Niobrara Powder River Basin shale play, is anchored by a long-term agreement with a major producer for the throughput of crude oil volumes through the terminal. The Company owns a 50.01% interest in Powder River Basin Industrial Complex, LLC (“PRBIC”), which owns the Douglas Facility. The Douglas Facility was placed into manifest service in August 2013, and unit train service is expected to begin during the first quarter of 2014. The Company accounts for its investment in the Douglas Facility under the equity method of accounting. Its share of future earnings from its investment in the Douglas Facility will be reflected in the consolidated financial statements in future periods; however, given the recent start of commercial operations and the recent investment in the Douglas Facility no earnings are included in the current period.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Long-Term Debt

Credit Facility

On October 7, 2013, the Company repaid and retired its $600 million revolving credit facility ("NRGM Credit Facility") in connection with the closing of the Crestwood Merger. See Note 10 for additional information.

The Company's outstanding balance on the NRGM Credit Facility amounted to $37.0 million and $179.8 million at September 30, 2013 and December 31, 2012, respectively.

Senior Notes

On December 7, 2012, the Company and Crestwood Midstream Finance Corp. (formerly known as NRGM Finance Corp., “Finance Corp.” and together with the Company, the “Issuers”) issued and sold $500 million in a private offering in aggregate principal amount of their 6.0% Senior Notes due 2020 (the “Notes”) pursuant to a purchase agreement dated November 29, 2012. The Issuers issued the Notes pursuant to an indenture dated as of December 7, 2012 (the “Indenture”), among the Issuers, the subsidiary guarantors and U.S. Bank National Association, as trustee. The Notes will mature on December 15, 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The Notes are guaranteed on a senior unsecured basis by the Company and all of the Company's existing subsidiaries (other than Finance Corp.) and certain of the Company's future subsidiaries. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing restricted subsidiaries (other than Finance Corp.) and certain of the Company's future subsidiaries, subject to the following customary release provisions:

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

The guarantees are joint and several. The Company has no independent assets or operations and Finance Corp. is a 100% finance subsidiary of the Company.

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

CEQP and its wholly owned subsidiaries do not provide credit support or guarantee any amounts outstanding under the NRGM Credit Facility or the Notes.

On May 14, 2013, the Company launched a consent solicitation for the purpose of amending the Indenture to ensure that the consummation of the Crestwood Merger would not constitute a “Change of Control” thereunder, which would have entitled the note holders to require the Company to repurchase the Notes. On May 22, 2013, following its receipt of the requisite consents,

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the Company entered into a second supplemental indenture memorializing the requested changes to the Indenture. As part of the consent solicitation, consents were delivered and not revoked by holders of approximately $464.5 million in aggregate principal amount (or 92.9%) of the Notes held by entities or individuals not affiliated with the Company.

At September 30, 2013, the Company was in compliance with all of its debt covenants in the NRGM Credit Facility and Notes.

On October 7, 2013, the Company assumed $350 million in aggregate principal amount of Legacy CMLP 7.75% senior unsecured notes upon the closing of the Crestwood Merger. On October 22, 2013, the Company launched a private placement of $600 million in aggregate principal amount of new 6.125% senior notes due 2022, which the Company expects to close contemporaneously with the closing of the Arrow Acquisition (defined below) on November 8, 2013. See Note 10 for additional information on the debt assumption and new notes offering.

Note 6 - Partners’ Capital

Common Units

On September 13, 2013 the Company sold 11,000,000 common units at $21.69 per unit, generating net proceeds of approximately $238.4 million after deducting underwriters' discounts, commissions and other offering expenses. The Company also granted the underwriters an option to purchase up to an additional 1,650,000 common units within 30 days after the closing of the offering. The issuance was made in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof. The net proceeds were used to repay borrowings under the NRGM Credit Facility.

On October 7, 2013, the Company sold an additional 773,191 common units at $21.69 per unit pursuant to the option granted to the underwriters in the September 2013 equity offering to purchase additional common units generating approximately $16.8 million of net proceeds. On October 23, 2013, the Company sold an additional 14,000,000 common units at $21.19 per unit in a registered public offering, generating net proceeds of approximately $296.4 million after deducting underwriters’ discounts, commission and other offering expenses. See Note 10 for additional information on these October equity issuances.

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

CEQP, as the holder of the Company's IDRs, has the right under its partnership agreement to elect to relinquish the right to receive incentive distribution payments based on the initial quarterly distribution and to reset, at a higher level, the quarterly distribution amount (upon which the incentive distribution payments to CEQP would be set). If CEQP elects to reset the quarterly distribution, it will be entitled to receive a number of newly issued Company common units. The number of common units to be issued to CEQP will equal the number of common units that would have entitled the holder to the quarterly cash distribution in the prior quarter equal to the distribution to CEQP on the IDRs in such prior quarter. As the reset election has not been made, no additional units have been issued. For accounting purposes, diluted earnings per unit can be impacted, (even if the reset election has not been made), if the combined impact of issuing the additional units and resetting the cash target distribution is dilutive. Currently, diluted earnings per unit have not been impacted because the combined impact is antidilutive.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Quarterly Distributions of Available Cash

A summary of the Company’s limited partner quarterly distributions for the nine months ended September 30, 2013 and 2012, are presented below:

Nine Months Ended September 30, 2013
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
February 7, 2013	February 14, 2013	$0.390	$33.6
May 8, 2013	May 15, 2013	$0.395	34.0
August 7, 2013	August 14, 2013	$0.400	34.2
			$101.8

Nine Months Ended September 30, 2012
Record Date	Payment Date	Per Unit Rate		Distribution Amount (in millions)
February 7, 2012	February 14, 2012	$0.040	(a)	$3.0
May 8, 2012	May 15, 2012	$0.370		27.6
August 7, 2012	August 14, 2012	$0.380		29.3
				$59.9

(a)
The Company declared a pro-rated distribution, which corresponded to an initial quarterly cash distribution of $0.370 per quarter and represented the prorated distribution for the period of time from December 21, 2011, the closing of the Company's initial public offering, through December 31, 2011, the end of the fourth quarter of 2011.

The Company paid $6.4 million and $0.8 million in IDRs during the nine months ended September 30, 2013 and 2012, respectively.

On October 24, 2013, the Company declared a distribution of $0.405 per limited partner unit to be paid on November 14, 2013, to unitholders of record on November 7, 2013 with respect to the third quarter of 2013. On November 14, 2012, the Company paid a distribution of $0.385 per limited partner unit to unitholders of record on November 7, 2012 with respect to the third quarter of 2012.

Note 7 - Commitments and Contingencies

Purchase Commitments

The Company has entered into certain purchase commitments in connection with the identified growth projects primarily related to the Watkins Glen NGL development project, the COLT Hub expansion project, and certain upgrades to the US Salt facility. The Watkins Glen NGL development project entails the conversion of certain caverns created by US Salt into 2.1 million barrels of NGL storage.  The COLT Hub expansion project primarily includes an expansion of receiving, storage, and take-away capacity via interconnecting pipelines, storage tanks, and rail facilities. At September 30, 2013, the total of these firm purchase commitments was $51.6 million and the purchases associated with these commitments are expected to occur over the next twelve months.

Legal Proceedings

Five putative class action lawsuits challenging the Crestwood Merger were filed, four in federal court in the United States District Court for the Southern District of Texas: (i) Abraham Knoll v. Robert G. Phillips, et al. (Case No. 4:13-cv-01528, filed May 23, 2013); (ii) Greg Podell v. Crestwood Midstream Partners, LP, et al. (Case No. 4:13-cv-01599, filed May 30, 2013); (iii) Johnny Cooper v. Crestwood Midstream Partners LP, et al. (Case No. 4:13-cv-01660, filed June 7, 2013), subsequently replaced as named plaintiff in this action by Linda Giaimo; and (iv) Steven Elliot LLC v. Robert G. Phillips, et al. (Case No. 4:13-cv-01763, June 17, 2013), and one in the Delaware Court of Chancery: Hawley v. Crestwood Midstream Partners LP, et al. (Case No. 8689-VCL,

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

filed June 27, 2013). All the cases named Legacy CMLP (since merged with the Company), Crestwood Gas Services GP LLC, Crestwood Holdings LLC, the current and former directors of Crestwood Gas Services GP LLC, CEQP, the Company, Crestwood Midstream GP LLC (formerly NRGM GP, LLC), and Intrepid Merger Sub, LLC as defendants. All of the suits were brought by purported holders of common units of Legacy CMLP, both individually and on behalf of a putative class consisting of holders of common units of Legacy CMLP. The lawsuits generally alleged, among other things, that the directors of Crestwood Gas Services GP LLC breached their fiduciary duties to holders of common units of Legacy CMLP by agreeing to a transaction with inadequate consideration and unfair terms and pursuant to an inadequate process. The lawsuits further alleged that CEQP, the Company, Crestwood Midstream GP LLC, and Intrepid Merger Sub, LLC aided and abetted the Legacy CMLP directors in the alleged breach of their fiduciary duties. The lawsuits sought, in general, (i) injunctive relief enjoining the merger, (ii) in the event the merger is consummated, rescission or an award of rescissory damages, (iii) an award of plaintiffs’ costs, including reasonable attorneys’ and experts’ fees, (iv) the accounting by the defendants to plaintiffs for all damages caused by the defendants, and (v) such further equitable relief as the court deems just and proper. The four federal actions also asserted claims of inadequate disclosure under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and the Elliot case also named Citigroup Global Markets Inc. as an alleged aider and abettor. The plaintiff in the Hawley action in Delaware filed a motion for expedited proceedings but subsequently withdrew that motion and then filed a stipulation voluntarily dismissing the action without prejudice, which has been granted by the Court, such that the Hawley action has now been dismissed. The plaintiff in the Elliot action filed a motion for expedited discovery, which was denied by the Court. The plaintiffs in the Knoll, Podell, Cooper, and Elliot actions filed an unopposed motion to consolidate these four cases, which the Court granted and captioned the consolidated matter as In re Crestwood Midstream Partners Unitholder Litigation, Lead Case No. 4:13-cv-01528 (the “Consolidated Action”). The plaintiffs entered into a Memorandum of Understanding (MOU) on September 24, 2013 to settle the Consolidated Action whereby the defendants denied liability. The settlement contemplated by the MOU is subject to a number of conditions, including notice to the class and final court approval following completion of a settlement hearing. The defendants expect the Court to approve the terms of the MOU by the end of the first quarter of 2014. The anticipated settlement of the MOU will not have a material impact to our consolidated financial statements.

In June 2010, the Company and CNYOG entered into a letter of intent with Anadarko Petroleum Corporation (“Anadarko”) which contemplated that, subject to certain conditions, Anadarko may exercise an option to acquire up to a 25% ownership interest in the MARC I pipeline. On September 23, 2011, Anadarko filed a complaint against the Company and CNYOG in the Court of Common Pleas in Lycoming County, Pennsylvania (Cause No. 11-01697) alleging that (i) Anadarko had an option to acquire, and timely exercised its option to acquire, a 25% ownership interest in the MARC I pipeline, (ii) the Company refused to enter into definitive agreements under which Anadarko would acquire a 25% interest in the pipeline and, by doing so, the Company breached the letter of intent, and (iii) by refusing to enter into definitive agreements, the Company breached a duty of good faith and fair dealing in connection with the letter of intent. Based on these allegations, Anadarko sought various remedies, including specific performance of the letter of intent and monetary damages.

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

Self-Insurance

The Company utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 - Related Party Transactions

The Company has recorded revenues from CEQP of $3.4 million and $3.3 million for the three months ended September 30, 2013 and 2012, respectively, and $10.1 million and $9.8 million for the nine months ended September 30, 2013 and 2012, respectively. The revenues relate to storage space leased at the Company's Bath storage facility. These services increased the Company's net income by $2.3 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, and $6.9 million and $6.7 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, the Company had a $0.1 million payable to CEQP that is included in accrued expense on the consolidated balance sheet. At December 31, 2012, the Company had a $1.2 million receivable from CEQP that is included in prepaid expenses and other current assets on the consolidated balance sheet.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The identifiable assets associated with each reporting segment include accounts receivable and inventories. Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment, total assets and expenditures for property, plant and equipment for each of the Company's reporting segments are presented below (in millions):

	Three Months Ended September 30, 2013
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$25.0	$—	$—	$25.0
Salt revenues	—	11.8	—	11.8
Crude revenues	—	—	11.7	11.7
Transportation revenues	17.0	—	—	17.0
Hub services revenues	3.5	—	—	3.5
Gross profit (excluding depreciation and amortization)	41.5	3.9	9.9	55.3
Identifiable assets	16.4	11.8	4.0	32.2
Goodwill	90.2	6.3	163.1	259.6
Property, plant and equipment	998.8	123.1	130.1	1,252.0
Total assets	916.1	115.0	452	1,483.1
Expenditures for property, plant and equipment	4.2	1.4	17.6	23.2

	Three Months Ended September 30, 2012
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$24.0	$—	$—	$24.0
Salt revenues	—	12.5	—	12.5
Transportation revenues	7.2	—	—	7.2
Hub services revenues	3.8	—	—	3.8
Gross profit (excluding depreciation and amortization)	31.9	5.3	—	37.2
Identifiable assets	14.0	10.9	—	24.9
Goodwill	90.2	6.3	—	96.5
Property, plant and equipment	953.3	115.4	—	1,068.7
Total assets	915.7	112.2	—	1,027.9
Expenditures for property, plant and equipment	100.4	2.1	—	102.5

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2013
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$74.6	$—	$—	$74.6
Salt revenues	—	34.8	—	34.8
Crude revenues	—	—	36.0	36.0
Transportation revenues	49.5	—	—	49.5
Hub services revenues	8.4	—	—	8.4
Gross profit (excluding depreciation and amortization)	120.3	12.0	30.7	163.0
Identifiable assets	16.4	11.8	4.0	32.2
Goodwill	90.2	6.3	163.1	259.6
Property, plant and equipment	998.8	123.1	130.1	1,252.0
Total assets	916.1	115.0	452.0	1,483.1
Expenditures for property, plant and equipment	21.2	5.5	27.4	54.1

	Nine Months Ended September 30, 2012
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$71.6	$—	$—	$71.6
Salt revenues	—	38.9	—	38.9
Transportation revenues	21.9	—	—	21.9
Hub services revenues	10.6	—	—	10.6
Gross profit (excluding depreciation and amortization)	96.6	16.1	—	112.7
Identifiable assets	14.0	10.9	—	24.9
Goodwill	90.2	6.3	—	96.5
Property, plant and equipment	953.3	115.4	—	1,068.7
Total assets	915.7	112.2	—	1,027.9
Expenditures for property, plant and equipment	209.5	4.7	—	214.2

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

In addition, following the closing of the Crestwood Merger on October 7, 2013, (i) the Company and Finance Corp. assumed the obligations of Legacy CMLP and Crestwood Midstream Finance Corporation under their $350 million in aggregate principal amount of 7.75% senior unsecured notes due April 2019; (ii) certain Legacy CMLP subsidiary guarantors of the 7.75% senior notes due April 2019 guaranteed the obligations of the Company and Finance Corp. under the Notes; (iii) the Company’s subsidiary guarantors of the Notes guaranteed obligations of Legacy CMLP and Crestwood Midstream Finance Corporation under the 7.75% senior notes due April 2019; and (iv) Crestwood Midstream Finance Corporation merged with

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and into Finance Corp., with Finance Corp. continuing as the surviving entity, and Finance Corp. immediately thereafter changed its name to “Crestwood Midstream Finance Corp.”

More detailed descriptions of the foregoing events are contained in the Form 8-K filed by the Company with the Securities and Exchange Commission on October 10, 2013 (the "Merger Form 8-K").

The following represents the pro forma consolidated statements of operations as if the Crestwood Merger occurred on January 1, 2012, and thus had been included in the consolidated results of the Company for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively (in millions, except per unit data):

	(Unaudited) Pro Forma Consolidated Statement of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012 (a)	2013	2012 (a)
Revenue	$140.1	$113.8	$418.0	$318.3
Net income	$11.5	$24.1	$39.7	$62.7

Net income per limited partner unit:
Basic	$0.02	$0.15	$0.17	$0.40
Diluted	$0.02	$0.15	$0.17	$0.40

(a)    Amounts reflect the pro forma adjustments for the COLT Hub, which was acquired by the Company on December 7, 2012. See Note 4 for additional information regarding the COLT Hub acquisition.

These amounts have been calculated after applying the Company's accounting policies.

New Secured Revolving Credit Facility

Immediately following the Crestwood Merger, on October 7, 2013, the Company entered into a new five-year senior secured credit facility under which at least $1 billion of cash borrowing capacity will be made available to the Company and its subsidiaries by a syndicate of financial institutions. The Company borrowed $623.6 million of funds under the new revolving credit facility to repay in full and retire the NRGM Credit Facility, Legacy CMLP's $550 million revolving credit facility, and Crestwood Marcellus Midstream LLC's $200 million revolving credit facility. Subject to limited exception, the new credit facility is secured by substantially all of the equity interests and assets of the Company's restricted domestic subsidiaries, and is joint and severally guaranteed by substantially all of the Company's restricted domestic subsidiaries. A more detailed description of the new revolving credit facility is contained in the Merger Form 8-K.

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

Arrow, through its wholly-owned subsidiaries, owns and operates substantial crude oil, natural gas and water gathering systems located on the Fort Berthold Indian Reservation in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota. The system today consists of over 460 miles of gathering pipeline including 150 miles of crude oil gathering pipeline, 160 miles of natural gas gathering pipeline, and 150 miles of water gathering lines. Current volumes on the system are approximately 50,000 Bbls/d of crude oil, 15 million MMcf/d of rich natural gas and 8,500 Bbls/d of water. The Arrow systems

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

are currently being expanded to increase gathering capacities to 125,000 Bbls/d of crude oil, 100 MMcf/d of natural gas, and 40,000 Bbls/d of produced water.

Additionally, the acquired assets include salt water disposal wells and a 23-acre central delivery point with multiple pipeline take-away outlets and a fully-automated truck loading facility.

In connection with the Arrow Acquisition, on October 8, 2013, the Company obtained a commitment from a national banking institution to underwrite and arrange a senior unsecured bridge facility in aggregate principal amount up to $350 million. The Company does not plan to utilize the bridge facility due to expected successful debt and equity financing. The bridge commitment was arranged to fund part of the base merger consideration payable to the sellers in the Arrow Acquisition.
More detailed information about the Arrow Acquisition and the relating bridge facility commitment is contained in the Form 8-K filed by the Company with the Commission on October 15, 2013, and a copy of the merger agreement is being filed as an exhibit to this Form 10-Q.

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

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such forward-looking statements include, but are not limited to, our expectation that we will close the Arrow Acquisition on November 8, 2013, which includes funding part of the merger consideration with net proceeds from the 6.125% senior note offering that we expect to close concurrently with the Arrow Acquisition; our belief that we will complete our growth projects, including completing the COLT expansion and commencing unit train service at the Douglas Facility in the first quarter of 2014; our belief that we will have the capacity to fund internal growth projects and acquisitions; and our belief that we will be able to generate stable cash flows. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: changes in general and local economic conditions; competitive conditions within our industry, including crude oil and natural gas production levels and prices; our ability to complete internal growth projects on time and on budget; the price and availability of debt and equity financing; the effects of existing and future governmental legislation and regulations; and natural disasters, weather-related delays, casualty losses and other matters beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Recent Developments

On October 7, 2013, we completed the merger of our wholly-owned subsidiary and Legacy CMLP (the “Crestwood Merger”), with Legacy CMLP continuing as the surviving entity.  Immediately following the closing of the Crestwood Merger, on October 7, 2013, (i) Legacy CMLP merged with and into Inergy Midstream, with Inergy Midstream continuing as the surviving entity, and (ii) Inergy Midstream changed its name to Crestwood Midstream Partners LP and changed its NYSE listing symbol to “CMLP”.

In addition, following the closing of the Crestwood Merger on October 7, 2013, (i) the Company and Finance Corp. assumed the obligations of Legacy CMLP and Crestwood Midstream Finance Corporation under $350 million in aggregate principal amount of 7.75% senior unsecured notes due 2019; (ii) the Legacy CMLP subsidiary guarantors of the 7.75% senior notes due 2019 guaranteed the obligations of the Company and Finance Corp. under the Notes; (iii) the Company’s subsidiary guarantors of the Notes guaranteed obligations of Legacy CMLP and Crestwood Midstream Finance Corporation under the 7.75% senior notes due 2019; and (iv) Crestwood Midstream Finance Corporation merged with and into Finance Corp., with Finance Corp. continuing as the surviving entity, and Finance Corp. immediately thereafter changed its name to “Crestwood Midstream Finance Corp.”

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

Our primary business objective is to increase the cash distributions that we pay to our unitholders by growing our business through the development, acquisition and operation of additional midstream assets near proven shale resources and premium demand centers. We also expect our growth strategy to reflect our desire to diversify our operations, in terms of both our geographic footprint and the type of midstream services we provide to customers. Our pending Arrow Acquisition and the Crestwood Merger are consistent with these objectives.

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

Consistent with this expectation, we are expanding our COLT Hub to increase our crude oil throughput and storage capacities. The expansion primarily entails the installation of additional crude oil loading arms and pumps at our rail loading rack; the construction of parallel rail tracks on which we will be able to store additional unit trains; the construction of two floating-roof crude oil storage tanks; the construction of additional truck unloading racks; and, modifications that will enable us to receive more crude oil from interconnected gathering systems. The expansion is designed to increase our unit train loading capacity to 160,000 Bbls/d, our truck unloading capacity to 96,000 Bbls/d, our working storage capacity to 1.08 million barrels, and our input capacity from third-party gathering systems to more than 100,000 Bbls/d.

Our operations include (i) the storage and transportation of natural gas and NGLs, which are reported in our storage and transportation reporting segment, (ii) US Salt's production and wholesale distribution of evaporated salt products, which are reported in our salt reporting segment, and (iii) the COLT Hub operations, which are reported in our crude reporting segment. The cash flows from our storage and transportation operations are predominantly fee-based under one to ten year contracts with creditworthy counterparties and, therefore, are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations. The contract period for hub services is typically less than one year. The cash flows from our salt operations represent sales to creditworthy customers typically under contracts that are less than one year in duration, and these cash flows tend to be relatively stable and not subject to seasonal or cyclical variation due to the use of, and demand for salt products in everyday life. The cash flows from our crude operations represent are derived from services provided to creditworthy customers typically under contracts that are multiple years in duration.

A substantial percentage of our operating cash flows are generated by our natural gas storage operations. Our natural gas storage revenues are driven in large part by competition and demand for our storage capacity and deliverability. Demand for storage in the Northeast is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector and conversion from petroleum-based fuels generally as a result of the pricing environment for natural gas versus petroleum-based fuels. Due to the high percentage of our cash flows generated by our natural gas storage operations, we have attempted to diversify our asset base recently by developing or acquiring infrastructure focused on other areas of the energy midstream sector, such as the Crestwood Merger (natural gas gathering and processing), our Powder River Basin joint venture (crude oil logistics), and the pending Arrow Acquisition (crude oil, rich gas and water gathering and processing).

Our long-term profitability will be influenced primarily by (i) successfully executing our existing development projects and continuing to develop new organic growth projects in our markets; (ii) pursuing strategic acquisitions from third parties, including Crestwood Holdings and its affiliates, to grow our business; (iii) contracting and re-contracting storage and transportation capacity with our customers; and (iv) managing increasingly difficult regulatory processes, particularly in permitting and approval proceedings at the federal and state levels.

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

Firm Storage Contracts

A substantial percentage of our revenues are derived from storage services that we provide under firm contracts. We seek to maximize the portion of our physical capacity sold under firm contracts. To the extent that physical capacity that is contracted for firm service is not being fully utilized, we attempt to contract available capacity for interruptible service. The table below sets forth the percentage of operationally available physical capacity or deliverability sold under firm storage contracts, as of September 30, 2013:

Storage Facility (Commodity)	Percentage Contractually Committed	Weighted-Average Maturity (Year)
Stagecoach (Natural Gas)	100%	2016
Thomas Corners (Natural Gas)	100%	2015
Seneca Lake (Natural Gas)	100%	2016
Steuben (Natural Gas)	100%	2017
Bath (NGL)(1)	100%	2016

(1)	We have contracted 100% of our Bath storage facility to an affiliate, Inergy Services.

Transportation Contracts

The North-South Facilities, the MARC I Pipeline, and the East Pipeline provide material earnings to our operations. We will seek to maximize the portion of physical capacity sold on the pipelines under firm contracts. To the extent the physical capacity that is contracted for firm service is not being fully utilized, we plan to contract available capacity on an interruptible basis. Our existing transportation assets are 100% contracted and committed at September 30, 2013.

Crude Contracts

A substantial majority of our revenues from the COLT Hub are derived from multi-year contracts with minimum throughput commitments. We seek to maximize the throughput capacity of the loading facility sold under contracts with a minimum throughput commitment, and sell the hub's available storage capacity under take-or-pay contracts to the extent storage capacity is not a bundled component of our customer's throughput contracts. As of September 30, 2013, 81% of the COLT Hub's rail loading capacity (98% after giving effect to contracted throughput increases described below) was sold under long-term take-or-pay contracts with minimum throughput commitments. A majority of current customer contracts for rail loading capacity increase through the duration of the contracts to where contractual rail loading commitments approximate the rail loading capacity of the facility.

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

EBITDA and Adjusted EBITDA

We define EBITDA as income before income taxes, plus net interest expense and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA excluding the gain or loss on the disposal of assets, long-term incentive and equity compensation expense, reimbursement of certain costs by CEQP, and transaction costs. CEQP is required to reimburse us for certain costs under the terms of the Omnibus Agreement entered into on December 31, 2011 in conjunction with our initial public offering. Transaction costs are third-party professional fees and other costs that are incurred in conjunction with closing a transaction.

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

EBITDA and Adjusted EBITDA should not be considered an alternative to net income, income before income taxes, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity and our ability to service debt obligations. We believe that EBITDA provides additional information for evaluating our ability to make distributions to our common unitholders and is presented solely as a supplemental measure. We believe that Adjusted EBITDA provides additional information for evaluating our financial performance without regard to our financing methods, capital structure and historical cost basis. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. EBITDA and Adjusted EBITDA, as we define them, may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other corporations or partnerships in our industry, thereby diminishing such measures' utility.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table summarizes the consolidated statement of operations components for the three months ended September 30, 2013 and 2012, respectively (in millions):

	Three Months Ended September 30,		Change
	2013	2012	In Dollars	Percentage
Revenues	$69.0	$47.5	$21.5	45.3%
Service/product related costs	13.7	10.3	3.4	33.0
Operating and administrative expenses	22.5	9.4	13.1	139.4
Depreciation and amortization	25.2	13.0	12.2	93.8
Operating income	7.6	14.8	(7.2)	(48.6)
Interest expense, net	8.5	1.1	7.4	*
Income (loss) before income taxes	(0.9)	13.7	(14.6)	(106.6)
Provision for income taxes	0.1	—	0.1	*
Net income (loss)	$(1.0)	$13.7	$(14.7)	(107.3)%

*	Not meaningful

Revenues. Revenues for the three months ended September 30, 2013, were $69.0 million, an increase of $21.5 million, or 45.3%, from $47.5 million during the same three-month period in 2012.

Revenues from firm storage were $25.0 million for the three months ended September 30, 2013, an increase of $1.0 million, or 4.2%, from $24.0 million during the same three-month period in 2012. This increase in firm storage revenues was primarily attributable to our firm customers moving greater volumes on their firm contracts.

Revenues from transportation were $17.0 million for the three months ended September 30, 2013, an increase of $9.8 million, or 136.1%, from $7.2 million during the same three-month period in 2012. Transportation revenues increased $10.2 million due to the placement into service of our MARC I Pipeline, partially offset by a $0.4 million decrease due to non-renewal of certain TGP transportation capacity held by us.

Revenues from hub services were $3.5 million for the three months ended September 30, 2013, a decrease of $0.3 million, or 7.9%, from $3.8 million during the same three-month period in 2012.

Revenues from salt were $11.8 million for the three months ended September 30, 2013, a decrease of $0.7 million, or 5.6%, from $12.5 million during the same three-month period in 2012. This decline in revenue is primarily associated with a decline in activity with a particular customer.

Revenues from crude were $11.7 million for the three months ended September 30, 2013. We acquired the COLT Hub in December 2012 and thus no revenues were generated in the prior period.

Service/Product Related Costs. Service and product related costs, including storage, transportation, salt costs and crude costs, for the three months ended September 30, 2013, were $13.7 million, an increase of $3.4 million, or 33.0%, from $10.3 million during the same three-month period in 2012.

Storage related costs were $3.0 million for the three months ended September 30, 2013, an increase of $1.0 million, or 50.0%, from $2.0 million during the same three-month period in 2012. Storage related costs increased $0.6 million due to insurance reimbursements related to the Stagecoach central compressor loss which were recognized in the prior year.

Transportation related costs were $1.0 million for each of the three months ended September 30, 2013 and 2012. Transportation related costs were primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe.

Salt related costs were $7.9 million for each of the three months ended September 30, 2013 and 2012.

Crude related costs were $1.8 million for the three months ended September 30, 2013. We acquired the COLT Hub in December 2012 and thus crude related costs were not generated in the prior period.

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

Operating and Administrative Expenses. Operating and administrative expenses were $22.5 million for the three months ended September 30, 2013, compared to $9.4 million during the same three-month period in 2012, an increase of $13.1 million, or 139.4%. Operating expenses increased $5.5 million related to the settlement of certain litigation matters, $1.2 million in COLT Hub operating expenses as it was purchased in December 2012, and $3.4 million due to expenses incurred relating to the Crestwood Merger. In addition operating and administrative costs have increased $1.7 million, namely due to increased personnel and insurance costs as a result of placing the MARC I Pipeline into service.

Depreciation and Amortization. Depreciation and amortization increased to $25.2 million for the three months ended September 30, 2013, from $13.0 million during the same three-month period in 2012. This $12.2 million, or 93.8%, increase is primarily due to placing our MARC I Pipeline into service in December 2012 and our acquisition of COLT Hub in December 2012, which increased depreciation and amortization by $4.3 million and $8.2 million, respectively.

Interest Expense. Interest expense was $8.5 million for the three months ended September 30, 2013, compared to $1.1 million during the same three-month period in 2012, an increase of $7.4 million. The increase is primarily related to the interest expense incurred on the Senior Notes issued in December of 2012.

Net Income/Loss. Net loss for the three months ended September 30, 2013, was $1.0 million compared to net income of $13.7 million during the same three-month period in 2012. The $14.7 million, or 107.3%, decrease in net income was primarily attributable to increased operating and administrative costs and depreciation and amortization, interest expense and service/product related costs, partially offset by higher revenues.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the three months ended September 30, 2013 and 2012, respectively (in millions):

	Three Months Ended September 30,
	2013	2012
EBITDA:
Net income (loss)	$(1.0)	$13.7
Depreciation and amortization	25.2	13.0
Interest expense, net	8.5	1.1
Provision for income taxes	0.1	—
EBITDA	$32.8	$27.8
Long-term incentive and equity compensation expense	4.1	3.4
Reimbursement of certain costs by Crestwood Equity Partners LP (a)	5.5	—
Transaction costs (b)	3.5	0.1
Adjusted EBITDA	$45.9	$31.3

	Three Months Ended September 30,
	2013	2012
EBITDA:
Net cash provided by operating activities	$39.1	$27.4
Net changes in working capital balances	(10.2)	3.0
Amortization of deferred financing costs	(0.6)	(0.3)
Interest expense, net	8.5	1.1
Long-term incentive and equity compensation expense	(4.1)	(3.4)
Provision for income taxes	0.1	—
EBITDA	$32.8	$27.8
Long-term incentive and equity compensation expense	4.1	3.4
Reimbursement of certain costs by Crestwood Equity Partners LP (a)	5.5	—
Transaction costs (b)	3.5	0.1
Adjusted EBITDA	$45.9	$31.3

(a) CEQP is required to reimburse us for certain costs under the terms of the Omnibus Agreement entered into on December 31, 2011 in conjunction with the IPO.
(b) Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table summarizes the consolidated statement of operations components for the nine months ended September 30, 2013 and 2012, respectively (in millions):

	Nine Months Ended September 30,		Change
	2013	2012	In Dollars	Percentage
Revenues	$203.3	$143.0	$60.3	42.2%
Service/product related costs	40.3	30.3	10.0	33.0
Operating and administrative expenses	58.2	24.3	33.9	139.5
Depreciation and amortization	76.3	38.5	37.8	98.2
Operating income	28.5	49.9	(21.4)	(42.9)
Interest expense, net	27.2	1.8	25.4	*
Income before income taxes	1.3	48.1	(46.8)	(97.3)
Provision for income taxes	0.1	—	0.1	*
Net income	$1.2	$48.1	$(46.9)	(97.5)%

*	Not meaningful

Revenues. Revenues for the nine months ended September 30, 2013, were $203.3 million, an increase of $60.3 million, or 42.2%, from $143.0 million during the same nine-month period in 2012.

Revenues from firm storage were $74.6 million for the nine months ended September 30, 2013, an increase of $3.0 million, or 4.2%, from $71.6 million during the same nine-month period in 2012. Firm storage revenues increased $0.9 million due to our firm customers moving greater volumes on their firm contracts. NGL firm storage revenues also increased $1.8 million due to the recognition of a one-time capacity reservation fee which was earned in the current fiscal year.

Revenues from transportation were $49.5 million for the nine months ended September 30, 2013, an increase of $27.6 million, or 126.0%, from $21.9 million during the same nine-month period in 2012. Transportation revenues increased $29.1 million due to the placement into service of our MARC I Pipeline, partially offset by a $1.5 million decrease due to non-renewal of certain TGP transportation capacity held by us.

Revenues from hub services were $8.4 million for the nine months ended September 30, 2013, a decrease of $2.2 million, or 20.8%, from $10.6 million during the same nine-month period in 2012. Hub services revenues decreased $1.1 million due to insurance reimbursements related to the Stagecoach central compressor loss which were recognized in the prior year, and $3.2 million primarily as a result of firm wheeling service shippers utilizing their firm capacity in lieu of interruptible capacity, partially offset by a $0.6 million increase in MARC I Pipeline hub service related revenues, and an increase of $1.0 million in hub service revenues at various facilities due to a favorable pricing during the current fiscal year.

Revenues from salt were $34.8 million for the nine months ended September 30, 2013, a decrease of $4.1 million, or 10.5%, from $38.9 million during the same nine-month period in 2012. This decline in revenue is primarily associated with a decline in activity with a particular customer.

Revenues from crude were $36.0 million for the nine months ended September 30, 2013. We acquired the COLT Hub in December 2012 and thus no revenues were generated in the prior period.

Service/Product Related Costs. Service and product related costs, including storage, transportation, salt costs and crude costs, for the nine months ended September 30, 2013, were $40.3 million, an increase of $10.0 million, or 33.0%, from 30.3 million during the same nine-month period in 2012.

Storage related costs were $9.1 million for the nine months ended September 30, 2013, an increase of $5.1 million, or 127.5%, from $4.0 million during the same nine-month period in 2012. Storage related costs increased $1.0 million due to compression related costs incurred primarily as a result of placing our MARC I Pipeline into service in December 2012. Further, costs also increased $3.3 million due to insurance reimbursements related to the Stagecoach central compressor loss which were recognized in the prior year.

Transportation related costs were $3.1 million for the nine months ended September 30, 2013, a decrease of $0.4 million, or 11.4%, from $3.5 million during the same nine-month period in 2012. Transportation related costs were primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe. This decrease was due to the non-renewal of certain TGP transportation capacity held by us.

Salt related costs were $22.8 million for each of the nine months ended September 30, 2013 and 2012.

Crude related costs were $5.3 million for the nine months ended September 30, 2013. We acquired the COLT Hub in December 2012 and thus crude related costs were not generated in the prior period.

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

Operating and Administrative Expenses. Operating and administrative expenses were $58.2 million for the nine months ended September 30, 2013, compared to $24.3 million during the same nine-month period in 2012, an increase of $33.9 million, or 139.5%. Operating expenses increased $13.1 million due to an increase in unit based compensation expenses allocated to us by CEQP due to accelerated vesting of certain restricted stock units as a result of the Crestwood Merger and payment of cash to CEQP restricted unitholders in lieu of Crestwood limited partner units to compensate for the distribution of 100% of the Crestwood shares held by CEQP, $5.3 million due primarily to the Crestwood Merger, $6.7 million related to the settlement of certain litigation matters, and $2.6 million in COLT Hub operating expenses as the facility was purchased in December 2012. In addition, operating and administrative costs have increased $4.3 million, namely due to increased personnel and insurance costs as a result of placing the MARC I Pipeline into service, and $1.0 million due to an increase in allocated administrative expenses from CEQP.

Depreciation and Amortization. Depreciation and amortization increased to $76.3 million for the nine months ended September 30, 2013, from $38.5 million during the same nine-month period in 2012. This $37.8 million, or 98.2%, increase is primarily due to placing our MARC I Pipeline into service in December 2012 and our acquisition of the COLT Hub in December 2012, which increased depreciation and amortization by $12.6 million and $25.5 million, respectively.

Interest Expense. Interest expense was $27.2 million for the nine months ended September 30, 2013, compared to $1.8 million during the same nine-month period in 2012, an increase of $25.4 million. The increase is primarily related to the interest expense incurred on the Senior Notes issued in December of 2012.

Net Income. Net income for the nine months ended September 30, 2013, was $1.2 million compared to net income of $48.1 million during the same nine-month period in 2012. The $46.9 million, or 97.5%, decrease in net income was primarily attributable to increased operating and administrative costs, depreciation and amortization, interest expense, and service/product related costs, partially offset by higher revenues.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the nine months ended September 30, 2013 and 2012, respectively (in millions):

	Nine Months Ended September 30,
	2013	2012
EBITDA:
Net income	$1.2	$48.1
Depreciation and amortization	76.3	38.5
Interest expense, net	27.2	1.8
Provision for income taxes	0.1	—
EBITDA	$104.8	$88.4
Long-term incentive and equity compensation expense	18.7	5.6
Reimbursement of certain costs by Crestwood Equity Partners LP (a)	6.7	—
Transaction costs (b)	6.0	0.7
Adjusted EBITDA	$136.2	$94.7

	Nine Months Ended September 30,
	2013	2012
EBITDA:
Net cash provided by operating activities	$106.6	$100.8
Net changes in working capital balances	(7.3)	(7.8)
Amortization of deferred financing costs	(3.1)	(0.8)
Interest expense, net	27.2	1.8
Long-term incentive and equity compensation expense	(18.7)	(5.6)
Provision for income taxes	0.1	—
EBITDA	$104.8	$88.4
Long-term incentive and equity compensation expense	18.7	5.6
Reimbursement of certain costs by Crestwood Equity Partners LP (a)	6.7	—
Transaction costs (b)	6.0	0.7
Adjusted EBITDA	$136.2	$94.7

(a) CEQP is required to reimburse us for certain costs under the terms of the Omnibus Agreement entered into on December 31, 2011 in conjunction with the IPO.
(b) Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction.

Liquidity and Sources of Capital

Cash Flows and Contractual Obligations

Net operating cash inflows were $106.6 million and $100.8 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The $5.8 million increase in operating cash flows was primarily attributable to an increase in gross profit, partially offset by the increase in cash interest paid and increased operating expenses as a result of the placement into service of our MARC I Pipeline as well as our acquisition of the COLT Hub.

Net investing cash outflows were $97.2 million and $288.9 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The decrease in net cash outflows was primarily impacted by the US Salt acquisition in the nine month period ended September 30, 2012, and the net change in purchases of property, plant and equipment year over year (namely due to the MARC I Pipeline purchases in the prior year), partially offset by the acquisition of the interest in the Powder River Basin Joint Venture (see Note 4 for further discussion).

Net financing cash inflows (outflows) were $(8.2) million and $188.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively. This decrease was primarily attributable to a $479.1 million decrease in net borrowings, partially offset by proceeds from the issuance of common units in September 2013 to repay borrowings under our revolving credit facility and finance ongoing expansion projects, and further offset by payments in excess of the acquired book value to acquire US Salt in the prior period.

We believe that anticipated cash from operations and borrowing capacity under our NRGM Credit Facility (and, following the Crestwood Merger, our new $1 billion revolving credit facility) will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. Any disruptions or volatility with global financial markets and economic conditions could adversely impact our ability to raise additional capital to meet these needs. As of September 30, 2013, we have firm purchase commitments totaling approximately $51.6 million related to certain growth projects including the Watkins Glen NGL development, the COLT Hub expansion, and certain upgrades to the US Salt facility. Additional commitments or expenditures, if any, we may make toward any one or more of these projects are at the discretion of the Company. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have indicated previously.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2013, we had a $600 million revolving credit facility subject to the risk of loss associated with movements in interest rates. At September 30, 2013, we had floating rate obligations totaling $37.0 million under the NRGM Credit Facility. We may hedge portions of our borrowings under the NRGM Credit Facility from time to time. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. We had no hedging instruments in place at September 30, 2013.

If the floating rate were to fluctuate by 100 basis points from September 2013 levels, our interest expenditures would change by a total of approximately $0.4 million per year.

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

Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A. Risk Factors

Failure to successfully integrate recent and pending acquisitions in the expected time frame may adversely affect the future results of the combined organization.

The success of the Crestwood Merger and the Arrow Acquisition will depend, in part, on our ability to realize the anticipated benefits and synergies from combining (i) the businesses of Inergy Midstream and Legacy CMLP and (ii) the Company and Arrow. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the Crestwood Merger and the Arrow Acquisition may not be realized fully or at all. Additional unanticipated costs may be incurred in the integration of the businesses. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. These integration difficulties could adversely affect the future results of the combined organization.

We will incur substantial transaction-related costs in connection with the Crestwood Merger and the Arrow Acquisition.

The Company has incurred, and expects to continue to incur, a significant number of non-recurring transaction-related costs associated with the Crestwood Merger and the Arrow Acquisition. These fees and costs will, in the aggregate, be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the Crestwood Merger.

Uncertainty about the effect of the Crestwood Merger on our employees may have an adverse effect on the combined organization. This uncertainty may impair our ability to attract, retain and motivate personnel. If employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain employees of the combined organization, the combined organization’s ability to realize the anticipated benefits of the Crestwood Merger could be reduced.

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

3.1A
Amendment to the Certificate of Limited Partnership of Crestwood Midstream Partners LP (the “Company”) (f/k/a Inergy Midstream, L.P.) dated as of October 7, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 10, 2013)

3.2
First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P., dated
December 21, 2011 (incorporated by reference to Exhibit 4.2 to Inergy Midstream, L.P.'s Registration Statement on Form S-8 filed on December 21, 2011)

3.2A
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P. dated as of September 27, 2013 (incorporated by reference to Exhibit 3.1 to Inergy Midstream, L.P.’s Form 8-K filed on October 1, 2013)

3.2B
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of the Company dated as of October 7, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 10, 2013)

3.3	Certificate of Formation of NRGM GP, LLC (incorporated by reference to Exhibit 3.7 to Inergy Midstream, L.P.'s Form S-1/A filed on November 21, 2011)

3.3A
Certificate of Amendment of Crestwood Midstream GP LLC (the “General Partner”) (f/k/a NRGM GP, LLC ) dated as of October 7, 2013 (incorporated by reference to Exhibit 3.37 to the Company’s Registration Statement on Form S-4 filed on October 28, 2013)

3.4
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 21, 2011)

3.4A
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of the General Partner dated as of October 7, 2013 (incorporated herein by reference to Exhibit 3.39 to the Company’s Registration Statement on Form S-4 filed on October 28, 2013)

10.1
Underwriting Agreement dated as of September 10, 2013, by and among Inergy Midstream, L.P., NRGM GP, LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC (incorporated herein by reference to Exhibit 1.1 to Inergy Midstream, L.P.’s Form 8-K filed on September 10, 2013)

*10.2
Agreement and Plan of Merger, dated as of October 8, 2013 by and among Crestwood Midstream Partners LP, Crestwood Arrow Acquisition LLC, Arrow Midstream Holdings, LLC,  the Members, and OZ Midstream Holdings, LLC

*31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

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