Form 10-KT
period 2012-12-31
Crestwood Midstream Partners LP
filed 2014-02-28
CIK 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the 149,942,599 common units of the registrant held by non-affiliates computed by reference to the $23.75 closing price of such common units on February 14, 2014, was $3.6 billion. As of June 28, 2013, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common units held by non-affiliates of the registrant was $1.7 billion based on a closing price of $22.24 per common unit as reported on the New York Stock Exchange on such date. As of February 14, 2014, the registrant had 187,934,087 common units outstanding.

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

PART I

Item 1. Business.

Unless the context requires otherwise, references to “we,” “us,” “our,” “our company,” “Inergy Midstream” and like terms refer to Inergy Midstream, L.P. and its consolidated subsidiaries. Unless otherwise indicated, information contained herein is reported as of December 31, 2012.

Transition Report

On September 27, 2013, the Inergy Midstream Board of Directors approved an amendment to the First Amended and Restated Agreement of Limited Partnership of the Partnership (“Amendment No. 1”), to be effective as of September 27, 2013. Amendment No. 1 changes the fiscal year end of the Partnership from September 30 to December 31. Amendment No. 1 was filed on Form 8-K on October 1, 2013. These financial statements are being filed as part of a transition report on Form 10-K covering the transition period that began October 1, 2012 and ended December 31, 2012. The comparative three-month period ended December 31, 2011 has also been presented.

On October 7, 2013, Inergy Midstream completed the merger (the "Crestwood Merger") of its wholly-owned subsidiary and Crestwood Midstream Partners LP ("Legacy CMLP"), with Legacy CMLP continuing as the surviving entity for accounting purposes. Immediately following the closing of the Crestwood Merger, on October 7, 2013, (i) Legacy CMLP merged with and into Inergy Midstream, with Inergy Midstream continuing as the surviving legal entity, and (ii) Inergy Midstream changed its name to Crestwood Midstream Partners LP and changed its NYSE listing symbol to “CMLP". We refer to the renamed partnership as Inergy Midstream in this transition report.

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

We conduct business through our subsidiaries, which own and operate natural gas and NGL storage and transportation facilities, a salt production business located in the Northeast region of the United States, and a crude oil loading and storage terminal in North Dakota. We have three reporting segments: (i) storage and transportation, (ii) salt, and (iii) crude. Our storage and transportation reporting segment includes four natural gas storage facilities with an aggregate working gas storage capacity of approximately 41.0 Bcf; natural gas pipeline facilities with 905 MMcf/d of transportation capacity; and a 1.5 million barrel NGL storage facility. Our salt reporting segment includes the assets and operations of our wholly-owned subsidiary, US Salt, LLC ("US Salt"), a leading solution mining and salt production company. Our crude reporting segment includes an integrated crude oil rail and truck terminal, storage and pipeline facilities (the "COLT Hub") located in North Dakota.

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

Consistent with our growth and diversification goals, on December 7, 2012, the Company completed the acquisition of 100% of the ownership interest of Rangeland Energy, LLC in exchange for $425 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments. Rangeland Energy owns and operates the COLT Hub located in Williams County, North Dakota in the heart of the Bakken and Three Forks shale oil-producing region.  The Colt Hub primarily consists of 720,000 barrels of crude oil storage, two 8,700-foot rail loops, an eight-bay truck unloading rack, and 21-mile bidirectional crude oil pipeline that connects the terminal to crude oil gathering systems and crude oil interstate pipelines.

Ownership Structure

We were formed by Inergy, L.P. ("Inergy") on November 14, 2011. We were formed by converting Inergy Midstream, LLC from a Delaware limited liability company into a Delaware limited partnership named Inergy Midstream, L.P. This conversion occurred as part of our initial public offering, which closed December 21, 2011. Our non-economic general partner interest is held by NRGM GP, LLC, which we refer to as our "general partner" and which is indirectly owned by Inergy. Inergy also indirectly owns all of our incentive distribution rights ("IDRs") and directly owns approximately 66% of our common units representing limited partnership interests as of December 31, 2012.

Our Assets

Storage and Transportation

We own and operate four high-performance natural gas storage facilities located in New York and Pennsylvania that have an aggregate working gas storage capacity of approximately 41.0 Bcf, which we believe makes us the largest independent natural gas storage provider in the Northeast. Our storage facilities have low maintenance costs, long useful lives and comparatively high cycling capabilities. The interconnectivity of our storage facilities with interstate pipelines offers flexibility to shippers in the Northeast, and our facilities are located in close proximity to the Northeast demand market and a prolific supply source, the Marcellus shale. Our natural gas storage facilities, all of which generate fee-based revenues, include:

•
Stagecoach, a multi-cycle, depleted reservoir storage facility located approximately 150 miles northwest of New York City in Tioga County, New York and Bradford County, Pennsylvania. Stagecoach, which is owned and operated by our subsidiary, Central New York Oil And Gas Company, L.L.C. ("CNYOG"), has 26.25 Bcf of certificated working gas capacity. Its 24-mile, 30-inch diameter south pipeline lateral connects the storage facility to Tennessee Gas Pipeline's ("TGP") 300 Line, and its 10-mile, 20-inch diameter north pipeline lateral connects to the Millennium Pipeline ("Millennium"). As of December 31, 2012, 100% of Stagecoach's available storage capacity is contracted;

•
Thomas Corners, a multi-cycle, depleted reservoir storage facility in Steuben County, New York. Thomas Corners, which is owned and operated our subsidiary, Arlington Storage Company, LLC ("ASC"), has 7.0 Bcf of certificated working gas capacity. Its 8-mile, 12-inch diameter pipeline lateral connects the storage facility to TGP's 400 Line, and its 7.5-mile, 8-inch diameter pipeline lateral connects to Millennium. As of December 31, 2012, 100% of Thomas Corners' available storage capacity is contracted;

•
Steuben, a single-turn, depleted reservoir storage facility in Schuyler County, New York. Steuben, which is owned and operated by our subsidiary, Steuben Gas Storage Company ("Steuben Gas Storage"), has 6.2 Bcf of certificated working gas capacity. Its 12.5-mile, 12-inch diameter pipeline lateral connects the storage facility to the Dominion Transmission Inc. ("Dominion") system, and a 6-inch diameter pipeline measuring less than one mile connects our Steuben and Thomas Corners storage facilities. As of December 31, 2012, 100% of Steuben's available storage capacity is contracted; and

•
Seneca Lake, a multi-cycle, bedded salt storage facility in Schuyler County, New York. Seneca Lake, which is owned and operated by ASC, has 1.45 Bcf of certificated working gas capacity. Its 19-mile, 16-inch diameter pipeline lateral connects the storage facility to Millennium and Dominion's system. We acquired the Seneca Lake facility from New York State Electric & Gas Corporation ("NYSEG") on July 13, 2011. As of December 31, 2012, 100% of Seneca Lake's available storage capacity is contracted.

The following provides additional information about our natural gas storage facilities:

Facility Name/ Location	Cycling Capability (Number of Cycles per Year)	Certificated Working Gas Storage Capacity (Bcf)	Maximum Injection Rate (MMcf/d)	Maximum Withdrawal Rate (MMcf/d)	Pipeline Connections
Stagecoach Tioga County, NY; Bradford County, PA	2x	26.25	250	500	TGP's 300 Line; Millennium; Transco's Leidy Line(1)
Thomas Corners Steuben County, NY	2x	7.0	70	140	TGP's 400 Line; Millennium; Dominion(2)
Seneca Lake Schuyler County, NY	12x(3)	1.45	72.5	145	Dominion; Millennium
Steuben Steuben County, NY	1x	6.3	30	60	TGP's 400 Line; Millennium; Dominion(4)
Total		41.0	422.5	845

(1)	Stagecoach's south lateral is connected to Transco's Leidy Line as a result of our MARC I Pipeline.

(2)	Thomas Corners is connected to Dominion indirectly through our Steuben facility.

(3)	Seneca Lake was designed for 12-turn service, but we operate it as a nine-turn high-deliverability storage facility.

(4)	Steuben is connected to TGP and Millennium indirectly through our Thomas Corners facility.

Our NGL storage assets include the Bath storage facility, a 1.5 million barrel NGL storage facility located near Bath, New York. The facility is located approximately 210 miles northwest of New York City. It is supported by both rail and truck terminal facilities capable of loading and unloading 23 railcars per day and approximately 70 truck transports per day. Our Bath storage facility generates fee-based revenues, and as of December 31, 2012, 100% of its available storage capacity is sold to an affiliate, Inergy Services, LLC ("Inergy Services").

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

•
MARC I Pipeline, a 39-mile, 30-inch diameter interstate natural gas pipeline that connects the Stagecoach south lateral and TGP's 300 Line in Bradford County, Pennsylvania, with Transcontinental Gas Pipe Line Company, LLC's ("Transco") Leidy Line in Lycoming County, Pennsylvania. The bi-directional pipeline, which is owned and operated by CNYOG, will provide 550 MMcf/d of interstate transportation capacity. It includes a 16,360 horsepower gas-fired compressor station in the vicinity of the Transco interconnection, and a 15,000 horsepower electric-powered compressor station at the proposed interconnection between the Stagecoach south lateral and TGP's 300 Line. The MARC I Pipeline, which was placed into service on December 1, 2012, generates fee-based revenues under a negotiated rate structure authorized by the FERC; and

•
East Pipeline, a 37.5 mile, 12-inch diameter natural gas intrastate pipeline located in New York, which transports 30 MMcf/d of natural gas from Dominion to the Binghamton, New York city gate. The pipeline, which is owned and operated by Inergy Pipeline East, LLC ("IPE"), runs within three miles of our Stagecoach north lateral's point of interconnection with Millennium. The East Pipeline generates fee-based revenues under a negotiated rate structure authorized by the New York State Public Service Commission ("NYPSC"). We acquired the East Pipeline (formerly known as the Seneca Lake east pipeline) from NYSEG on July 13, 2011 as part of our acquisition of the Seneca Lake natural gas storage facility.

The following provides additional information about our natural gas transportation facilities:

Facility Name	Pipeline Diameter (Inches)	Design Capacity (MMcf/d)	Pipeline Connections
North-South Facilities	20 (North lateral); 30 (South lateral)	560 (North lateral); 728 (South lateral)	Millennium (North lateral); TGP's 300 Line (South lateral)
MARC I Pipeline	30	550	Stagecoach South Lateral; TGP's 300 Line; Transco's Leidy Line
East Pipeline	12	30	Dominion

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

Crude Oil

We own and operate the COLT Hub located in Williams County, North Dakota in the heart of the Bakken and Three Forks shale oil-producing region.  The Colt Hub primarily consists of 720,000 barrels of crude oil storage, two 8,700-foot rail loops, an eight-bay truck unloading rack, and 21-mile bidirectional crude oil pipeline that connects the terminal to crude oil gathering systems and crude oil interstate pipelines.  See “Recent Developments” for additional information.

Growth Projects

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

We filed an application with the New York State Department of Environmental Conservation ("NYSDEC") for an underground storage permit in October 2009, and we have encountered delays in the permitting process. We believe we have provided all of the information the NYSDEC requires to issue the requested permit, and we expect to receive the requested permit in the upcoming months. Subject to receiving the requested permit and barring any other unexpected delays, we expect to construct and place into service the NGL storage facility within 120 days after receiving the underground storage permit. As of December 31, 2012, we have incurred approximately $45.6 million of aggregate capital costs for the Watkins Glen NGL storage development project.

Truck Rack Expansion and Upgrade

In November 2012, we completed construction of a new truck loading and unloading facilities at our Bath NGL storage facility. The new truck rack has two bays and arms capable of loading and unloading 70 trucks per day. We also upgraded the existing truck rack to increase the rack's loading and unloading capabilities from 17 trucks to 30 trucks per day, which we completed in the first quarter of 2013. Upon completion of the upgrade, our truck racks at the Bath facility are expected to be able to load and unload up to 100 trucks per day. As of December 31, 2012, we have incurred approximately $1.2 million of total capital costs for this project. Our affiliate that utilizes and markets all of the Bath storage capacity, Inergy Services, will pay higher annual reservation fees as a result of the new truck rack.

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

Other Growth Projects

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

The table below indicates the types of storage and transportation services that we offer to natural gas customers under our FERC tariffs, as of December 31, 2012:

Facility (FERC-Certificated Operator)
Type of Service	Category of Service(1)	Stagecoach (CNYOG)	Thomas Corners (ASC)	Seneca Lake (ASC)	Steuben (Steuben Gas)(2)
Firm Storage Service	Firm S/S	•	•	•	•
Interruptible Storage Service	Hub	•	•	•	•
No-Notice Storage Service	Firm S/S		•	•	•
Firm Parking Service	Hub		•	•	•
Interruptible Parking Service	Hub		•	•	•
Firm Loan Service	Hub		•	•	•
Interruptible Loan Service	Hub		•	•	•
Firm Wheeling Service	Transport	•
Interruptible Wheeling Service	Hub	•	•	•	•
Enhanced Interruptible Wheeling Service	Hub		•	•	•
Firm Transportation Service	Transport	•
Interruptible Transportation Service	Transport	•
Interruptible Hourly Balancing Service	Hub		•	•	•

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

Crude Oil

We own and operate the COLT Hub located in Williams County, North Dakota in the heart of the Bakken and Three Forks shale oil-producing region.  The Colt Hub primarily consists of 720,000 barrels of crude oil storage, two 8,700-foot rail loops, an eight-bay truck unloading rack, and 21-mile bidirectional crude oil pipeline that connects the terminal to crude oil gathering systems and crude oil interstate pipelines.

Our Customers

Our natural gas storage and transportation customers consist primarily of natural gas LDCs, electric generation companies, natural gas producers, other natural gas pipelines, and natural gas marketing companies. We provide storage and transportation services in both natural gas supply and demand markets.

Our natural gas customers are largely investment-grade customers. For the three months ended December 31, 2012 and the twelve months ended September 30, 2012, Consolidated Edison Inc. ("ConEd") accounted for approximately 14% of our total revenue. With respect to our natural gas customers that are either unrated or non-investment grade, we are authorized by our FERC tariffs and policies to request credit support to secure a portion of our customers' obligations.

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

Crude Oil

Pipelines typically provide the most cost-effective option for shipping crude oil. Crude oil gathering systems normally comprise a network of small-diameter pipelines connected directly to the well head that transport crude oil to central receipt points or interconnecting pipelines through larger diameter trunk lines. Common carrier pipelines frequently transport crude oil from central delivery points to logistics hubs or refineries under tariffs regulated by the FERC or state authorities. Logistic hubs provide storage and connections to other pipeline systems and modes of transportation, such as railroads and trucks. Pipelines not engaged in the interstate transportation of crude may also be proprietary or leased entirely to a single customer.

Trucking complements pipeline gathering systems by gathering crude oil from operators at remote wellhead locations not served by pipeline gathering systems. Trucking is generally limited to low volume, short haul movements because trucking costs escalate sharply with distance, making trucking the most expensive mode of crude oil transportation. Railroads provide additional transportation capabilities for shipping crude oil between gathering storage systems, pipelines, terminals and storage centers and end-users.

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

Crude Oil Transportation

The transportation of crude oil by common carrier pipelines on an interstate basis is subject to regulation by the FERC under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. FERC regulations require interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. The ICA and FERC regulations also require that such rates be just and reasonable, and to be applied in a non-discriminatory manner and to not confer undue preference upon any shipper. The transportation of crude oil by common carrier pipelines on an intrastate is subject to regulation by state regulatory commissions. The basis for intrastate crude oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate crude oil pipeline rates, varies from state to state. Intrastate common carriers must also offer service to all shippers requesting service on the same terms and under the same rates. Our crude oil pipelines in North Dakota are not common carrier pipelines and, therefore, are not subject to rate regulation by the FERC or any state regulatory commission.

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

Available Information

Our website is located at www.crestwoodlp.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, which include our audited financial statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as we electronically file such material with the Securities and Exchange Commission ("SEC"). These documents are also available, free of charge, at the SEC's website at www.sec.gov. In addition, copies of these documents, excluding exhibits, may be requested at no cost by contacting Investor Relations, Inergy Midstream, L.P., Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri, 64112, and our corporate telephone number is (816) 842-8181.

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

Our primary exposure to market risk occurs at the time our existing contracts expire and are subject to renegotiation and renewal. As of December 31, 2012, the weighted average remaining tenor of our existing portfolio of firm storage contracts is approximately 3.2 years. Customer contracts for 5.2 Bcf of natural gas firm storage service will expire in fiscal 2013. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

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

We expect to derive a significant portion of our revenues and cash flow from a limited number of customers. For the three months ended December 31, 2012 and twelve months ended September 30, 2012, ConEd accounted for approximately 14% of our total revenue. The loss, nonpayment, nonperformance or impaired creditworthiness of one of our large customers could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

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

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including Inergy, for all administrative costs and other expenses they incur and payments they make on our behalf pursuant to the omnibus agreement. Under the omnibus agreement, we will reimburse our general partner and its affiliates for all expenses incurred on our behalf, including administrative costs, such as compensation expense for those persons who provide services necessary to run our business, and insurance expenses. As of December 31, 2012, we reimbursed our general partner and its affiliates approximately $9.7 million in the three months ended December 31, 2012 (including $6.4 million in reimbursement of direct personnel related expenses), and approximately $15.3 million in the twelve months ended September 30, 2012 (including $9.0 million in reimbursements of direct personnel related expenses). Neither our partnership agreement nor the omnibus agreement limits the amount of expenses for which our general partner and its affiliates may be reimbursed. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

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

If at any time our general partner and its affiliates own more than 85% of the outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing prices per limited partner interest of the class purchased for the 20 consecutive trading days immediately prior to the date three days before the date our general partner first mails notice of its election to purchase those limited partner interests, and (ii) the highest price paid by our general partner or any of its affiliates for any limited partner interests of the class purchased during the 90-day period preceding the date that the notice is mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2012 Inergy owns, directly or indirectly, an aggregate of approximately 66% of our common units.

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

If our common unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Common unitholders are unable to remove our general partner without its consent because Inergy owns a sufficient number of common units to be able to prevent its removal. The vote of the holders of at least two-thirds of all our outstanding common units is required to remove our general partner. Inergy currently owns, directly or indirectly, an aggregate of approximately 66% of our common units.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own the midstream, salt and crude assets described in Item 1, including four natural gas storage facilities (our Stagecoach, Thomas Corners, Steuben and Seneca Lake natural gas storage facilities), two interstate natural gas pipeline facilities (our North-South Facilities and MARC I Pipeline), an intrastate pipeline (the East Pipeline), the Bath NGL storage facility, US Salt's plant and production facilities, and the COLT Hub. We own these assets in fee title, except that a portion of our North-South Facilities and our Stagecoach and Thomas Corners facilities are subject to lease-leaseback arrangements with local taxing authorities under payment-in-lieu-of-taxes programs.

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

On September 9, 2013, the Company and Anadarko entered into a confidential settlement agreement to resolve any and all claims relating to the litigation. Inergy has reimbursed the Company for the amount paid to Anadarko under the settlement agreement pursuant to the omnibus agreement that governs the Company’s relationship with Inergy.

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

Quarters Ended:	Low	High	Cash Distribution Per Unit
December 31, 2012	$21.03	$25.32	$0.390
Fiscal 2012:
September 30, 2012	21.05	23.60	0.385
June 30, 2012	19.07	21.75	0.380
March 31, 2012	18.69	22.15	0.370
December 31, 2011(1)	17.65	18.95	0.040

(1)
Includes the period beginning December 21, 2011 (the closing date of our IPO through December 31, 2011). Accordingly, the $0.04 cash distribution per unit corresponds to a pro-rated quarterly distribution per unit of $0.37.

The last reported sale price of our common units (now trading under the symbol "CMLP" following the Crestwood Merger on October 7, 2013) on the NYSE on February 14, 2014, was $23.75. As of that date, we had 187,934,087 common units issued and outstanding, which were held by 126 unitholders of record.

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

On February 14, 2013, we paid a distribution of $0.39 per common unit ($1.56 per common unit on an annualized basis) to all unitholders of record on February 7, 2013.

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

Equity Compensation Plan Information

The following table sets forth in tabular format, a summary of our equity compensation plan information as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	$—	7,030,775
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	7,030,775

(1) Equity Compensation plans approved by the security holders prior to our IPO.

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial data and other operating data of Inergy Midstream, L.P. The selected historical consolidated financial data of Inergy Midstream, L.P. as of December 31, 2012 and for the three months ended December 31, 2012 and 2011, and the twelve months ended September 30, 2012, 2011, 2010, 2009 and 2008 are derived from the audited (with the exception of the three month period ended December 31, 2011) consolidated financial statements of Inergy Midstream, L.P.

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

	Inergy Midstream L.P. (in millions, except unit and per unit data)
	Three Months Ended December 31,		Twelve Months Ended September 30,
	2012	2011	2012	2011	2010	2009	2008
		(unaudited)
Statement of Operations Data:
Revenues	$50.4	$46.8	$189.8	$163.2	$146.9	$136.5	$87.5

Costs and expenses:
Service/product related costs	10.9	11.1	41.4	46.4	42.0	48.9	15.4
Operating and administrative	11.7	6.1	30.4	19.4	19.2	14.1	11.8
Depreciation and amortization	15.2	12.0	50.5	43.9	42.4	35.4	24.7
(Gain) loss on disposal of assets	0.6	—	—	—	0.9	—	(1.9)
	38.4	29.2	122.3	109.7	104.5	98.4	50.0

Operating income	12.0	17.6	67.5	53.5	42.4	38.1	37.5
Interest expense, net	(5.5)	—	(1.8)	—	—	—	—
Other income	—	—	—	—	0.8	—	0.8
Net income	6.5	17.6	65.7	53.5	43.2	38.1	38.3
Net income attributable to non-controlling partners	—	—	—	—	(0.8)	(1.4)	(1.4)
Net income attributable to partners	$6.5	$17.6	$65.7	$53.5	$42.4	$36.7	$36.9

Net income per limited partner unit:
Basic	$0.06	$—	$0.58	$—	$—	$—	$—
Diluted	$0.06	$—	$0.58	$—	$—	$—	$—
Weighted-average limited partners’ units outstanding (in thousands):
Basic	78,063	74,331	74,768	—	—	—	—
Diluted	78,063	74,331	74,768	—	—	—	—

Cash distributions paid per unit (a)	$0.385	$0.04	$0.79	$—	$—	$—	$—

	Three Months Ended December 31,		Twelve Months Ended September 30,
	2012	2011	2012	2011	2010	2009	2008
		(unaudited)
Balance Sheet Data (end of period):
Total assets	$1,480.8	$848.5	$1,027.9	$813.7	$667.5	$663.0	$605.3
Total debt, including current portion	679.8	80.2	416.5	—	—	8.3	10.9
Partners’ capital	759.0	748.4	555.3	660.8	547.8	511.5	504.8

Other Financial Data:
EBITDA (unaudited)	$27.2	$29.6	$118.0	$97.4	$85.6	$73.5	$63.0
Adjusted EBITDA (unaudited)	33.0	30.5	125.2	99.6	90.2	74.3	61.6
Net cash provided by operating activities	22.2	31.9	132.7	96.3	94.3	71.9	60.6
Net cash used in investing activities	(467.1)	(39.4)	(328.3)	(165.2)	(54.7)	(52.8)	(106.6)
Net cash provided by (used in) financing activities	444.9	7.6	195.6	68.9	(43.2)	(18.4)	48.9
Maintenance capital expenditures(b) (unaudited)	0.6	0.4	4.5	5.0	1.6	0.9	0.2

Other Operating Data (unaudited):
Natural gas storage capacity (Bcf)	41.0	41.0	41.0	41.0	39.5	32.5	32.5
% of total revenue (excluding US Salt revenue) generated from firm contracts	92%	87%	89%	94%	98%	96%	98%

Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income	$6.5	$17.6	$65.7	$53.5	$43.2	$38.1	$38.3
Depreciation and amortization	15.2	12.0	50.5	43.9	42.4	35.4	24.7
Interest expense, net	5.5	—	1.8	—	—	—	—
EBITDA	$27.2	$29.6	$118.0	$97.4	$85.6	$73.5	$63.0
Long-term incentive and equity compensation expense	2.6	0.9	6.5	1.8	3.5	0.8	0.5
Loss on disposal of assets	0.6	—	—	—	0.9	—	(1.9)
Transaction costs(c)	2.6	—	0.7	0.4	0.2	—	—
Adjusted EBITDA	$33.0	$30.5	$125.2	$99.6	$90.2	$74.3	$61.6

	Three Months Ended December 31,		Twelve Months Ended September 30,
	2012	2011	2012	2011	2010	2009	2008
		(unaudited)
Reconciliation of Net Cash Provided by Operating Activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$22.2	$31.9	$132.7	$96.3	$94.3	$71.9	$60.6
Net changes in working capital balances	5.3	(1.4)	(9.2)	1.1	(7.8)	1.6	0.5
Amortization of deferred financing costs	(2.6)	—	(0.8)	—	—	—	—
Interest expense, net	5.5	—	1.8	—	—	—	—
Long-term incentive and equity compensation expense	(2.6)	(0.9)	(6.5)	—	—	—	—
Loss on disposal of assets	(0.6)	—	—	—	(0.9)	—	1.9
EBITDA	$27.2	$29.6	$118.0	$97.4	$85.6	$73.5	$63.0
Long-term incentive and equity compensation expense	2.6	0.9	6.5	1.8	3.5	0.8	0.5
Loss on disposal of assets	0.6	—	—	—	0.9	—	(1.9)
Transaction costs(c)	2.6	—	0.7	0.4	0.2	—	—
Adjusted EBITDA	$33.0	$30.5	$125.2	$99.6	$90.2	$74.3	$61.6

(a)
The Company completed its IPO on December 21, 2011. The cash distributions paid per unit in fiscal 2012 includes a $0.04 cash distribution per limited partner unit, which corresponds to its initial quarterly cash distribution of $0.37 per quarter ($1.48 annually) and represents the prorated distribution for the period of time from December 21, 2011 through December 31, 2011, the end of the first fiscal quarter of 2012. The Company also paid a cash distribution of $0.37 and $0.38 during the third and fourth fiscal quarters of 2012, respectively.

(b)	Maintenance capital expenditures are defined as those capital expenditures that do not increase operating capacity or revenues from existing levels.

(c)	Transaction costs are third party professional fees and other costs that are incurred in conjunction with closing a transaction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this transition report on Form10-K. This transition report on Form 10-K is being filed due to our change in year end, and covers the transition period that began October 1, 2012 and ended December 31, 2012. The comparative three-month period ended December 31, 2011 has also been presented.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, but not limited to, (i) we expect to place the MARC I Pipeline into service on December 1, 2012; (ii) we expect to sell the 100,000 Dth/d of turned-back MARC I Pipeline capacity at or near rates payable by the existing MARC I shippers; (iii) we expect to receive in early calendar 2013 the approvals required to construct and operate our Watkins Glen NGL storage development project; (iv) we expect to complete and place the Seneca Lake expansion capacity into service in calendar 2013; (v) we believe Anadarko's claims relating to the MARC I Pipeline are without merit; and (vi) successfully integrating our December 2012 acquisition of Rangeland Energy

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

Overview

We are a predominantly fee-based, growth-oriented limited partnership that develops, acquires, owns and operates midstream energy assets. We own and operate natural gas and NGL storage and transportation facilities, a salt production business located in the Northeast region of the United States, and a crude oil loading and storage terminal in North Dakota. We own and operate four natural gas storage facilities that have an aggregate working gas storage capacity of 41.0 Bcf; natural gas pipeline facilities with 905 MMcf/d of transportation capacity; a 1.5 million barrel NGL storage facility; US Salt, a leading solution mining and salt production company, and the COLT Hub, an integrated crude oil rail and truck terminal, storage and pipeline facility located in North Dakota.

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

We remain encouraged by our inventory of growth projects, such as the Watkins Glen NGL storage development project. These projects illustrate our diversification objectives, our desire to deploy capital prudently, our strong belief in the markets in which we operate, and our goal of integrating our assets when possible. Importantly, we also believe these projects demonstrate our commitment to our customers and their existing and forecast needs. In addition, many of our growth projects provide a basis for incremental growth, such as our ability to potentially expand the MARC I Pipeline through the installation of additional compression.

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

Firm Storage Contracts

A substantial majority of our revenue is derived from storage services we provide under firm contracts. We seek to maximize the portion of our physical capacity sold under firm contracts. With respect to our natural gas storage operations, to the extent that physical capacity that is contracted for firm service is not being fully utilized, we attempt to contract available capacity for interruptible service. The table below sets forth the percentage of operationally available physical capacity or deliverability sold under firm storage contracts, as of December 31, 2012:

Storage Facility (Commodity)	Percentage Contractually Committed	Weighted-Average Maturity (Year)
Stagecoach (Natural Gas)	100%	2016
Thomas Corners (Natural Gas)	100%	2015
Seneca Lake (Natural Gas)	100%	2016
Steuben (Natural Gas)	100%	2017
Bath (NGL)(1)	100%	2016

(1)	We have contracted 100% of our Bath storage facility to an affiliate, Inergy Services.

Transportation Contracts

The North-South Facilities, the MARC I Pipeline, and the East Pipeline provide material earnings to our operations. We will seek to maximize the portion of physical capacity sold on the pipelines under firm contracts. To the extent the physical capacity that is contracted for firm service is not being fully utilized, we plan to contract available capacity on an interruptible basis. Our existing transportation assets are approximately 89% contracted and committed.

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

Recent Developments

On September 27, 2013, the Inergy Midstream Board of Directors approved an amendment to the First Amended and Restated Agreement of Limited Partnership of the Partnership (“Amendment No. 1”), to be effective as of September 27, 2013. Amendment No. 1 changes the fiscal year end of the Partnership from September 30 to December 31. Amendment No. 1 was filed on Form 8-K on October 1, 2013. These financial statements are being filed as part of a transition report on Form 10-K covering the transition period that began October 1, 2012 and ended December 31, 2012. The comparative three-month period ended December 31, 2011 has also been presented.

On October 7, 2013, Inergy Midstream completed the merger (the "Crestwood Merger") of its wholly-owned subsidiary and Crestwood Midstream Partners LP ("Legacy CMLP"), with Legacy CMLP continuing as the surviving entity for accounting purposes. Immediately following the closing of the Crestwood Merger, on October 7, 2013, (i) Legacy CMLP merged with and into Inergy Midstream, with Inergy Midstream continuing as the surviving legal entity, and (ii) Inergy Midstream changed its name to Crestwood Midstream Partners LP and changed its NYSE listing symbol to “CMLP". We refer to the renamed partnership as Inergy Midstream in this transition report.

Contemporaneously with the closing of the Crestwood Merger on October 7, 2013, we entered into a new 5-year $1 billion senior secured revolving credit facility (the "Crestwood Midstream Revolver"). The Crestwood Midstream Revolver is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The Crestwood Midstream Revolver includes a sub-limit up to $25 million for same-day swing line advances and a sub-limit up to $250 million for letters of credit. Subject to limited exception, the new credit facility is secured by substantially all of the equity interests and assets of our restricted domestic subsidiaries, and is joint and severally guaranteed by substantially all of our restricted domestic subsidiaries. The Company utilized borrowings on the Crestwood Midstream Revolver to pay off and retire its existing revolving credit facility.

On December 7, 2012 the Company completed the acquisition of 100% of the ownership interest of Rangeland Energy, LLC in exchange for $425 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments. Rangeland Energy owns and operates the COLT Hub located in Williams County, North Dakota in the heart of the Bakken and Three Forks shale oil-producing region.  The Colt Hub primarily consists of 720,000 barrels of crude oil storage, two 8,700-foot rail loops, an eight-bay truck unloading rack, and 21-mile bidirectional crude oil pipeline that connects the terminal to crude oil gathering systems and crude oil interstate pipelines.

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

Interest Expense, Net. Net interest expense was $5.5 million for the three months ended December 31, 2012. There was no net interest expense for the three months ended December 31, 2011 due to interest which was capitalized to projects during the prior period.

Net Income. Net income for the three months ended December 31, 2012, was $6.5 million compared to net income of $17.6 million during the same three-month period in 2011. The $11.1 million, or 63.1%, decrease in net income was primarily attributable to increased operating and administrative costs, depreciation and amortization, and net interest expense, partially offset by higher revenue.

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

Twelve Months Ended September 30, 2012 Compared to Twelve Months Ended September 30, 2011

The following table summarizes the consolidated statement of operations for the twelve months ended September 30, 2012 and 2011, respectively (in millions):

	Twelve Months Ended September 30,		Change
	2012	2011	In Dollars	Percentage
Revenue	$189.8	$163.2	$26.6	16.3%
Service/product related costs	41.4	46.4	(5.0)	(10.8)
Operating and administrative expenses	30.4	19.4	11.0	56.7
Depreciation and amortization	50.5	43.9	6.6	15.0
Operating income	67.5	53.5	14.0	26.2
Interest expense, net	1.8	—	1.8	*
Net income	$65.7	$53.5	$12.2	22.8%

*	Not meaningful

Revenue. Revenues for the twelve months ended September 30, 2012 were $189.8 million, an increase of $26.6 million, or 16.3%, from $163.2 million during the twelve months ended September 30, 2011.

Revenues from firm storage were $94.5 million for the twelve months ended September 30, 2012, an increase of $4.1 million, or 4.5%, from $90.4 million during the twelve months ended September 30, 2011. Natural gas firm storage revenues increased $0.5 million compared to the prior year period. The acquisition of our Seneca Lake storage facility in July 2011 along with a higher percentage of contracted capacity at the facility during the period contributed to a $3.2 million increase in natural gas firm storage revenues. A reduction in contract rates at our various facilities resulted in a $2.7 million decrease in natural gas firm storage revenues. NGL firm storage revenues also increased $3.5 million due to the contractual /customer mix at our Bath facility.

Revenues from transportation were $28.4 million for the twelve months ended September 30, 2012, an increase of $14.4 million, or 102.9%, from $14.0 million during the twelve months ended September 30, 2011. Transportation revenues increased $15.2 million due to the placement into service of our North-South Facilities and $3.6 million due to the acquisition of the East Pipeline. Offsetting these increases is a $4.4 million reduction due to revenues derived from marketing capacity we held on TGP's 300 line, which was historically marketed to Stagecoach storage customers and was not renewed during the current fiscal year.

Revenues from hub services were $14.9 million for the twelve months ended September 30, 2012, an increase of $8.4 million, or 129.2%, from $6.5 million during the twelve months ended September 30, 2011. This increase resulted primarily from additional demand for interruptible wheeling service as a result of customer demand to move gas to and from our interconnecting pipes primarily due to increasing natural gas development in Pennsylvania. Additionally, hub services revenue increased $1.1 million due to insurance reimbursements related to the Stagecoach central compressor loss.

Revenues from salt were $52.0 million for the twelve months ended September 30, 2012, a decrease of $0.3 million, or 0.6%, from $52.3 million during the twelve months ended September 30, 2011.

Service/Product Related Costs. Service/product related costs, including storage, transportation and salt costs for the twelve months ended September 30, 2012, were $41.4 million, a decrease of $5.0 million, or 10.8%, from $46.4 million during the twelve months ended September 30, 2011.

Storage related costs were $5.9 million for the twelve months ended September 30, 2012, a decrease of $3.1 million, or 34.4%, from $9.0 million during the twelve months ended September 30, 2011. Storage related costs decreased primarily due to a $3.4 million insurance reimbursement related to the Stagecoach central compressor loss, and an additional decrease of $3.7 million related to the costs incurred in the prior period associated with the Stagecoach central compressor loss, and to a lesser extent a $0.9 million decrease during the period due to a reduction of butane product sales from fiscal 2011. These decreases were partially offset by a $3.9 million increase in storage related costs incurred as a result of placing our North-South Facilities into service in December 2011, and $0.6 million due to lower fuel collections as a result of lower average natural gas prices during the current year.

Transportation related costs were $5.2 million for the twelve months ended September 30, 2012, a decrease of $1.6 million, or 23.5%, from $6.8 million during the twelve months ended September 30, 2011. Transportation related costs are primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe. This decrease was due to the non-renewal of certain TGP capacity held by us.

Salt related costs were $30.3 million for the twelve months ended September 30, 2012, a decrease of $0.3 million, or 1.0%, from $30.6 million during the twelve months ended September 30, 2011.

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

Operating and Administrative Expenses. Operating and administrative expenses were $30.4 million for the twelve months ended September 30, 2012, compared to $19.4 million during the twelve months ended September 30, 2011, an increase of $11.0 million, or 56.7%. Operating expenses increased $2.2 million due to the acquisition of our Seneca Lake facility in July 2011, $4.7 million due to an increase in unit based compensation expenses, $1.8 million due to an increase in property taxes and personnel costs at our various facilities, $0.5 million due to placing our North-South Facilities into service in December 2011, $0.7 million due to an increase in acquisition related expenses associated with US Salt, and $0.8 million due to costs related to being a public company.

Depreciation and Amortization. Depreciation and amortization increased to $50.5 million for the twelve months ended September 30, 2012, from $43.9 million during the twelve months ended September 30, 2011. This $6.6 million, or 15.0%, increase resulted primarily from the Seneca Lake acquisition in July 2011 and current year depreciation on the North-South Facilities which were placed into full service in December 2011.

Interest Expense, Net. Interest expense was $1.8 million for the twelve months ended September 30, 2012 related to interest incurred on outstanding borrowings on our revolving Credit Facility. There was no interest expense in the prior period due to no outstanding debt, as Inergy funded our operations, prior to our December 2011 IPO.

Net Income. Net income for the twelve months ended September 30, 2012, was $65.7 million compared to net income of $53.5 million during the twelve months ended September 30, 2011. The $12.2 million, or 22.8%, increase in net income was primarily attributable to higher revenue and lower service/product related costs during the year ended September 30, 2012, partially offset by increased operating and administrative costs, depreciation and amortization, and interest expenses as discussed above.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the twelve months ended September 30, 2012 and 2011, respectively (in millions):

	Twelve Months Ended September 30,
	2012	2011
EBITDA:
Net income	$65.7	$53.5
Depreciation and amortization	50.5	43.9
Interest expense, net	1.8	—
EBITDA	$118.0	$97.4
Long-term incentive and equity compensation expense	6.5	1.8
Transaction costs (a)	0.7	0.4
Adjusted EBITDA	$125.2	$99.6

	Twelve Months Ended September 30,
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

Twelve Months Ended September 30, 2011 Compared to Twelve Months Ended September 30, 2010

The following table summarizes the consolidated statement of operations for the twelve months ended September 30, 2011 and 2010, respectively (in millions):

	Twelve Months Ended September 30,		Change
	2011	2010	In Dollars	Percentage
Revenue	$163.2	$146.9	$16.3	11.1%
Service/product related costs	46.4	42.0	4.4	10.5
Operating and administrative expenses	19.4	19.2	0.2	1.0
Depreciation and amortization	43.9	42.4	1.5	3.5
Loss on disposal of assets	—	0.9	(0.9)	*
Operating income	53.5	42.4	11.1	26.2
Other income	—	0.8	(0.8)	*
Net income	53.5	43.2	10.3	23.8%
Net income attributable to non-controlling partners	—	(0.8)	0.8	*
Net income attributable to partners	$53.5	$42.4	$11.1	26.2%

*	not meaningful

Revenue. Revenues for the twelve months ended September 30, 2011 were $163.2 million, an increase of $16.3 million, or 11.1%, from $146.9 million in the twelve months ended September 30, 2010.

Revenues from firm storage were $90.4 million in the twelve months ended September 30, 2011, an increase of $9.4 million, or 11.6%, from $81.0 million in the twelve months ended September 30, 2010. Natural gas firm storage revenues increased $9.0 million primarily due to the commencement of Thomas Corners storage contracts in April 2010. NGL revenues increased $0.4 million primarily related to an overall increase in the contractual storage fee rates charged to new customers at our Bath storage facility.

Revenues from transportation were $14.0 million in the twelve months ended September 30, 2011, an increase of $1.9 million, or 15.7%, from $12.1 million in the twelve months ended September 30, 2010. This increase resulted primarily from an increase in rates charged for transportation.

Revenues from hub services were $6.5 million in the twelve months ended September 30, 2011, an increase of $4.9 million, or 306.3%, from $1.6 million in the twelve months ended September 30, 2010. This increase resulted primarily from additional demand for interruptible wheeling service as a result of customer demand to move gas to and from our interconnecting pipes primarily due to increasing natural gas development in Pennsylvania.

Revenues from salt were $52.3 million for the twelve months ended September 30, 2011, an increase of $0.1 million, or 0.2%, from $52.2 million during the twelve months ended September 30, 2010.

Service/Product Related Costs. Service/product related costs in the twelve months ended September 30, 2011 were $46.4 million, an increase of $4.4 million, or 10.5%, from $42.0 million in the twelve months ended September 30, 2010.

Storage related costs were $9.0 million in the twelve months ended September 30, 2011, an increase of $3.8 million, or 73.1%, from $5.2 million in the twelve months ended September 30, 2010. Natural gas storage cost increased $2.5 million and NGL storage cost increased $1.3 million. The increase in natural gas storage cost was primarily due to an increase in compression costs in fiscal 2011 due to the rental of certain temporary compressors at our Stagecoach facility as a result of an operational loss of certain compression functionality during the twelve months ended September 30, 2011. NGL storage cost increased due to a decrease of fuel-in-kind collections as a result of a change in the contractual arrangement at our Bath storage facility, which provided for higher storage rates but lower fuel-in-kind collections.

Transportation related costs were $6.8 million in the twelve months ended September 30, 2011 and 2010. Transportation related costs are primarily comprised of fixed costs for leasing transportation capacity on a non-affiliated interconnecting pipe.

Salt related costs were $30.6 million for the twelve months ended September 30, 2011, an increase of $0.6 million, or 2.0%, from $30.0 million during the twelve months ended September 30, 2010.

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

Operating and Administrative Expenses. Operating and administrative expenses were $19.4 million in the twelve months ended September 30, 2011 compared to $19.2 million in the twelve months ended September 30, 2010, an increase of $0.2 million, or 1.0%.

Depreciation and Amortization. Depreciation and amortization increased to $43.9 million in the twelve months ended September 30, 2011 from $42.4 million in the twelve months ended September 30, 2010. This $1.5 million, or 3.5%, increase resulted primarily from placing Thomas Corners into service in November 2009 and the Seneca Lake acquisition in July 2011.

Loss on Disposal of Assets. Loss on disposal of assets was $0.9 million in the twelve months ended September 30, 2010. The loss recognized during the 2010 period resulted from the abandonment of a development project. There was no such loss during the twelve months ended September 30, 2011.

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

Net Income Attributable to Partners. Net income for the twelve months ended September 30, 2011 was $53.5 million compared to net income of $42.4 million in the twelve months ended September 30, 2010. The $11.1 million, or 26.2%, increase in net income was primarily attributable to higher revenue partially offset by generally higher costs as discussed above.

EBITDA and Adjusted EBITDA. The following table summarizes EBITDA and Adjusted EBITDA for the twelve months ended September 30, 2011 and 2010, respectively (in millions):

	Twelve Months Ended September 30,
	2011	2010
EBITDA:
Net income	$53.5	43.2
Depreciation and amortization	43.9	42.4
EBITDA	$97.4	$85.6
Long-term incentive and equity compensation expense	1.8	3.5
Loss on disposal of assets	—	0.9
Transaction costs (a)	0.4	0.2
Adjusted EBITDA	$99.6	$90.2

	Twelve Months Ended September 30,
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

Twelve Months Ended September 30, 2012 Compared to Twelve Months Ended September 30, 2011

Net operating cash inflows were $132.7 million and $96.3 million for the twelve months ended September 30, 2012 and 2011, respectively. The $36.4 million increase in operating cash flows was primarily attributable to the placement into service of our North-South Facilities and the acquisition of our Seneca Lake storage facility.

Net investing cash outflows were $328.3 million and $165.2 million for the twelve months ended September 30, 2012 and 2011, respectively. Net cash outflows were primarily impacted by the $182.5 million acquisition of US Salt in May 2012. As the accounting treatment of this transaction was similar to a pooling of interests since the two entities are under common control, the book value of the acquired net assets of $107.7 million is shown on the consolidated statements of cash flows in investing activities. The purchase price in excess of the acquired net book value of $74.8 million is shown in financing activities. In addition, we increased our capital expenditures by $122.2 million in the year ended September 30, 2012 compared to the same period in the prior year primarily as a result of the MARC I Pipeline. Partially offsetting these increases was a $66.8 million decrease in cash outlays related to the acquisition of Seneca Lake in the twelve months ended 2011.

Net financing cash inflows were $195.6 million and $68.9 million for the twelve months ended September 30, 2012 and 2011, respectively. The increase in cash inflows was primarily attributable to an increase in net borrowings on our Credit Facility to fund our capital expenditures, and borrowings to fund the acquisition of US Salt, and further due to net proceeds from the issuance of common units. Offsetting these increases in cash inflows were distributions and a $74.8 million cash outlay related to the US Salt acquisition as discussed above. Inergy historically funded our working capital and growth capital expansion initiatives and we historically paid Inergy all cash generated from operations. Subsequent to our IPO, Inergy no longer provides us credit support.

Twelve Months Ended September 30, 2011 Compared to Twelve Months Ended September 30, 2010

Net operating cash inflows were $96.3 million and $94.3 million for the twelve months ended September 30, 2011 and 2010, respectively. The $2.0 million increase in operating cash flows was primarily related to the commencement of Thomas Corners' storage contracts in April 2010.

Net investing cash outflows were $165.2 million and $54.7 million for the twelve months ended September 30, 2011 and 2010, respectively. The increase in net cash outflows was primarily attributable to a $66.8 million increase in cash outlays related to the acquisition of Seneca Lake and a $43.7 million increase in purchases of property, plant and equipment.

Net financing cash inflows (outflows) were $68.9 million and $(43.2) million for the twelve months ended September 30, 2011 and 2010, respectively. The net change was primarily attributable to a $48.5 million increase in the equity contributions from Inergy and a net borrowing from Inergy in 2011 of $9.5 million compared to a net payment to Inergy of $28.4 million in 2010. As described above, Inergy historically funded our working capital and growth capital expansion initiatives. We historically paid Inergy all cash generated from operations. In the twelve months ended September 30, 2010, we also made payments of $18.3 million related to the acquisition of the minority interest in Steuben Gas Company and $8.3 million in principal payments on long-term debt. No such payments were made in the twelve months ended September 30, 2011.

At December 31, 2012, we had goodwill of $261.5 million, and at September 30, 2012 and 2011, we had goodwill of $96.5 million, representing 18%, 9% and 12% of total assets in each year, respectively. This goodwill is attributable to our acquisitions.

At December 31, 2012, we were in compliance with all debt covenants to our credit facility.

The following table summarizes our contractual obligations as of December 31, 2012 (in millions):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt(a)	$933.7	$35.6	$67.5	$241.8	$588.8
Future minimum lease payments under noncancelable operating leases	0.5	0.3	0.2	—	—
Standby letters of credit	2.0	1.7	0.3	—	—
Purchase commitments of identified growth projects(b)	7.9	7.9	—	—	—
Total contractual obligations	$944.1	$45.5	$68.0	$241.8	$588.8

(a)
Our long-term debt is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 1.96% and 4.00% at December 31, 2012. These rates have been applied for each period presented in the table.

(b)	Identified growth projects primarily related to the Watkins Glen NGL development project.

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

On November 16, 2012, we amended our revolving credit facility to, among other things, (i) amend the definition of consolidated EBITDA to include projected consolidated EBITDA attributable to fixed fee contracts acquired in the acquisition of the COLT Hub; (ii) increase the maximum total leverage ratio to 5.50 to 1.0 for any two consecutive fiscal quarters ending on or immediately after the date of the consummation of a permitted acquisition in excess of $50 million; and (iii) add a senior secured leverage ratio of 3.75 to 1.0 on and after the cumulative issuance of $200 million or more of permitted junior debt.

Our outstanding balance on the Credit Facility amounted to $179.8 million and $416.5 million at December 31, 2012 and September 30, 2012, respectively. Outstanding standby letters of credit under the Credit Facility amounted to $2.0 million at December 31, 2012. As a result, we had approximately $418.2 million of remaining capacity at December 31, 2012, subject to compliance with any applicable covenants under such facility.

The Credit Facility requires us to maintain a consolidated leverage ratio (as defined in its credit agreement) of not more than 5.00 to 1.0 (subject to increase to 5.50 to 1.0 following certain permitted acquisitions, as indicated above) and an interest coverage ratio (as defined in its credit agreement) of not less than 2.50 to 1.0. The Credit Facility also requires maintenance of a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0 on and after the cumulative issuance of $200 million or more of permitted junior debt. At December 31, 2012, our consolidated leverage ratio was 3.63 to 1.0 and our interest coverage ratio was not meaningful due to our negligible amount of interest expense.

Senior Notes

On December 7, 2012, we and NRGM Finance Corp. (“Finance Corp.” and together with us the “Issuers”) issued and sold $500 million in a private offering in aggregate principal amount of their 6.0% Senior Notes due 2020 (the “Notes”) pursuant to a purchase agreement dated November 29, 2012. The Issuers issued the Notes pursuant to an indenture dated as of December 7, 2012 (the “Indenture”), among the Issuers, the subsidiary guarantors and U.S. Bank National Association, as trustee. The Notes will mature on December 15, 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The Notes were registered with the SEC in November 2013. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than Finance Corp.) and certain of our future subsidiaries, subject to the following customary release provisions:

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

The Indenture restricts our ability and the ability of our subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our units or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries and (x) enter into sale and leaseback transactions. These covenants are subject to a number of important exceptions and qualifications. At any time when the Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no Default or Event of Default (each as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.

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

We completed the valuation of each of our reporting units and determined no impairment existed as of September 30, 2012. No impairment indicators were noted in the three month period ended December 31, 2012. The valuation of our reporting units requires us to make certain assumptions as it relates to future operating performance. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. If the growth assumptions embodied in the current year impairment testing prove inaccurate, we could incur an impairment charge. A 10% decrease in the estimated future cash flows and a 1% increase in the discount rate used in our impairment analysis would not have indicated a potential impairment of any of our intangible assets. To date, we have not recognized any impairment on assets we have acquired.

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

This Transition Report on Form 10-K for the three months ended December 31, 2012 will not include an attestation report of our independent registered public accounting firm due to requirements established by the SEC for transition reports.

Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting in this Transition Report on Form 10-K as of December 31, 2012.

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012, at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Board Committees

Audit Committee

The members of the audit committee are Arthur B. Krause, Warren H. Gfeller and Randy E. Moeder. Our board has determined that each of the members of our audit committee meets the independence standards established by the NYSE and that Mr. Gfeller is an audit committee financial expert based upon the experience stated in his biography. The audit committee's primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the independent registered public accounting firm; and (c) the disclosure controls and procedures established by management. The charter of our compensation committee may be found on our website at www.crestwoodlp.com under the Investor Relations tab - Crestwood Midstream Partners LP.

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

Compensation Committee

Although we are not required by NYSE listing standards to have a compensation committee, two members of our board serve as members of our compensation committee, which oversees our long term incentive plan. The members of the compensation committee are Warren H. Gfeller and Arthur B. Krause. The charter of our compensation committee may be found on our website at www.crestwoodlp.com under the Investor Relations tab - Crestwood Midstream Partners LP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, file with the SEC initial reports of ownership and report of changes in ownership in such securities and other equity securities of our company. SEC regulations require directors, executive officers and greater than 10% unitholders furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required, during the three months ended December 31, 2012, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as to all of our other employees. Additionally, the board of directors has adopted corporate governance guidelines for the directors and the board. The code of ethics and corporate governance guidelines may be found on our website at www.crestwoodlp.com under the Investor Relations tab - Crestwood Midstream Partners LP.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

All of our executive officers and other personnel necessary for the management of our business are employed and compensated by the general partner of Inergy, L.P., subject to our reimbursement for services provided to us.

Responsibility and authority for cash compensation-related decisions for our executive officers resides with the compensation committee of Inergy, L.P.’s general partner. Our executive officers manage our business as part of the service provided by Inergy, L.P. under the omnibus agreement, and the cash compensation for all of our executive officers is partially and indirectly paid by us through reimbursement to Inergy, L.P. The compensation committee of the board of directors of our general partner is responsible for the administration of our long-term incentive plan and for compensation of our general partner’s non-employee directors.

Certain of our officers devote the majority of their time to our business, while other officers have responsibilities for both us and Inergy, L.P. and devote less than a majority of their time to our business. Because the officers of our general partner are employees of the general partner of Inergy, L.P., cash compensation is paid by Inergy, L.P. and we reimburse Inergy, L.P. in exchange for the employees’ services provided to us. The officers of our general partner, as well as the employees of Inergy, L.P. who provide services to us, may participate in employee benefit plans and arrangements sponsored by Inergy, L.P., including plans that may be established in the future.

Compensation Philosophy and Objectives

We do not directly employ any of the persons responsible for managing our business. Our general partner manages our operations and activities, and its board of directors and executive officers will make decisions on our behalf and we have no control over such costs and cannot establish or direct the compensation policies or practices Inergy, L.P. All of our executive officers also serve as executive officers of Inergy, L.P. or one of its subsidiaries. We are only responsible for the reimbursement that we pay to Inergy L.P. pursuant to the omnibus agreement. However, from time to time the shared executives may receive awards of equity in us pursuant to our long-term incentive plan and we will bear the costs of the awards granted under our long-term incentive plan.

A full discussion of the compensation programs for Inergy, L.P.’s executive officers and the policies and philosophy of the compensation committee of the board of directors of Inergy GP, LLC is set forth in Inergy, L.P’s annual report on Form 10-K under the heading “Executive Compensation.”

Inergy Midstream Long Term Incentive Plan

Our general partner sponsors the Inergy Midstream, L.P. Long Term Incentive Plan for its directors, consultants and employees and the employees and consultants of its affiliates who perform services for it. The plan is administered by the compensation committee of our general partner’s board of directors.

Restricted Units

The Inergy Midstream, L.P. Long Term Incentive Plan currently permits, and our general partner has made, grants of restricted units. Restricted units are subject to a restricted period the terms of which are set forth in a restricted unit award agreement. In general, restricted units vest over a five-year period. The individual award agreement also sets forth the conditions under which the restricted units may become vested or forfeited, which may include, without limitation, the accelerated vesting upon the achievement of specified performance goals, or the forfeiture for failing to achieve specified performance goals and such other terms and conditions as the committee may establish. Unless otherwise specifically provided for in an award agreement, distributions are paid to the holder of the restricted units without restriction. Restricted units are designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders. Grants of restricted units pursuant to the Inergy Midstream, L.P. Long Term Incentive Plan are reflected in the tables “Summary Compensation Table for the Transition Period”, “Grants of Plan Based Awards Table for the Transition Period” and “Outstanding Equity Awards at Fiscal Year-End Table”.

Summary Compensation Table for the Transition Period

The following table sets forth the cash and non-cash compensation earned for each person who served as the Chief Executive Officer, Chief Financial Officer and the three other highest paid executive officers (the “named executive officers”) from October 1, 2012 to December 31, 2012 (the “Transition Period”). The amounts reflected in this table are also reflected in the total amounts shown in the “Summary Compensation Table for Fiscal 2013” contained in Crestwood Equity Partners’ Annual Report on Form 10-K for the year ended December 31, 2013. The employment of John J. Sherman, R. Brooks Sherman, Jr. and Laura L. Ozenberger with terminated subsequent to the end of the Transition Period.

Name and Principal Position	Transition Period	Salary ($)	Bonus ($)(1)	Unit Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
John. J. Sherman Chief Executive Officer & President	2012	107,692	—	—	—	—	1,831	109,523
R. Brooks Sherman, Jr. Executive Vice President	2012	88,269	500,000	468,000	—	—	—	1,056,269
Michael J. Campbell Senior Vice President- Chief Financial Officer	2012	64,423	200,000	789,300	—	—	1,088	1,054,811
William C. Gautreaux President -Inergy Services	2012	67,308	300,000	280,800	—	—	673	648,781
Laura L. Ozenberger Senior Vice President - General Counsel and Secretary	2012	67,308	250,000	234,000	—	—	—	551,308

(1)	Bonus amounts were paid during the Transition Period but represent incentive compensation for the full fiscal year of October 1, 2011 to September 30, 2012.

(2)
Unit award amounts reflect the aggregate grant date fair value of unit awards granted during the periods presented calculated in accordance with Accounting Standards Codification 718, disregarding forfeitures.

(3)
Represents matching contributions to the partnership’s 401(k) Plan and Employee Unit Purchase Plan for each named executive officer. The partnership does not provide perquisites and other personal benefits.

Grants of Plan Based Awards Table for the Transition Period

The following table provides information concerning each grant of an award made to our named executive officers during the Transition Period under any plan, including awards that have been transferred. The amounts reflected in this table are also reflected in the “Grants of Plan-Based Awards during Fiscal 2013” table contained in Crestwood Equity Partners’ Annual Report on Form 10-K for the year ended December 31, 2013.

	Estimated Future Payouts Under Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)(1)	All Other Unit Awards(#)	Grant Date Fair Value of Stock and Option Awards ($)
John J. Sherman	—	400,000	400,000	—	—
R. Brooks Sherman, Jr.	—	365,000	365,000	25,000	468,000
Michael J. Campbell	—	250,000	250,000	40,000	789,300
William C. Gautreaux	—	250,000	250,000	15,000	280,800
Laura L. Ozenberger	—	250,000	250,000	12,500	234,000

(1) The amounts in these columns reflect the “Target” and “Maximum” bonus award amounts for our named executive officers with respect to cash bonuses awarded pursuant to each named executive officer’s employment agreement. The “Maximum” amount may be increased by the discretion of the Compensation Committee as described above in the “Compensation Discussion and Analysis -Incentive Awards.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A discussion of the Transition Period salaries and bonuses is included above in “Compensation Discussion and Analysis.” The following is a discussion of other material factors necessary to an understanding of the information disclosed in the Summary Compensation Table.

Employment Agreements

The following named executive officers have entered were party to employment agreements during the Transition Period:

•	John J. Sherman, Chief Executive Officer;

•	R. Brooks Sherman, Jr., Executive Vice President;

•	Michael J. Campbell, Senior Vice President - Chief Financial Officer;

•	William C. Gautreaux, President - Inergy Services;

•	Laura L. Ozenberger, Senior Vice President - General Counsel and Secretary.

The following is a summary of the material provisions of these employment agreements, each of which is incorporated by reference herein as an exhibit to this report.

All of these employment agreements are substantially similar, with certain exceptions as set forth below. The employment agreements are for terms of five years. During the Transition Period, the annualized salaries for these individuals were as follows:

•	John J. Sherman - $400,000

•	R. Brooks Sherman, Jr. - $300,000 (increased to $365,000 effective November 1, 2012)

•	Michael J. Campbell - $175,000 (increased to $250,000 effective October 1, 2012)

•	William C. Gautreaux - $250,000

•	Laura L. Ozenberger - $250,000

These employees were reimbursed for all expenses in accordance with the general partner’s policies. They were also eligible for fringe benefits normally provided to other employees.

All of the individuals were eligible for non-equity incentive compensation bonuses upon meeting certain established criteria for each year during the term of his or her employment.

Generally, unless waived by the general partner, in order for any of these individuals to receive any benefits under (i) the Inergy Long Term Incentive Plan, Inergy Midstream Long Term Incentive Plan, or (ii) the non-equity incentive compensation bonus, the individual must have been continuously employed by the general partner or one of our affiliates from the date of his or her employment agreement up to the date for determining eligibility to receive such amounts.

Each employment agreement contains confidentiality and noncompetition provisions. Also, each employment agreement contains a disclosure and assignment of inventions clause that requires the employee to disclose the existence of any invention and assign such employee’s right in such invention to the general partner.

With respect to each of the named executive officers, in the event such person’s employment is terminated without cause, we will be required to continue making payments to such person for the remainder of the term of such person’s employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the options and restricted units outstanding as of December 31, 2012, for the named executive officers. The table includes unit options and restricted units of Inergy, L.P. (NYSE: NRGY) granted under the Inergy Long Term Incentive Plan and restricted units of Inergy Midstream, L.P. (NYSE: NRGM) granted under the Inergy Midstream, L.P. Long Term Incentive Plan.

	OPTION AWARDS				UNIT AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(2)
John J. Sherman	—	—	—	—	—	—
R. Brooks Sherman, Jr.	—	—	—	—	207,050 (NRGY) (1)	3,766,240
					50,000 (NRGM) (2)	1,112,500
Michael J. Campbell	—	—	—	—	67,325 (NRGY) (1) 20,000 (NRGM) (2)	1,224,641 445,000
William C. Gautreaux	—	—	—	—	115,000 (NRGY) (1)	2,091,860
					30,000 (NRGM) (2)	667,500
Laura L. Ozenberger	2,904	—	5.62	6/19/15	92,500 (NRGY) (1) 40,000 (NRGM) (2)	1,682,575 890,000

(1) Mr. Brooks Sherman, Jr.’s restricted units vest as follows: 45,412 on February 1, 2013, 45, 513 on February 1, 2014, and 91,025 on February 1, 2015. Mr. Campbell’s restricted units vest as follows: 10,000 on January 5, 2014, and 17,325 on February 1, 2015. Mr. Gautreaux’s restricted units vest as follows: 25,000 on April 21, 2014, 25,000 on April 21, 2015 and 50,000 on April 21, 2016. Mrs. Ozenberger’s restricted units vest as follows: 20,000 on January 27, 2013, 20,000 on January 27, 2014, 20,000 on January 27, 2015, and 20,000 on January 27, 2016.
(2) These awards vests in 25%, 25%, 50% annual installments beginning three years from the grant date (May 2, 2011)
(3) Market value for NRGY units based on the NYSE closing price of $18.19 on December 31, 2012 and market value for NRGM units based on the NYSE closing price of $22.25 on December 31, 2012.

Option Exercises and Units Vested Table

The following table provides information regarding option exercises and restricted unit vesting during the Transition Period, for the named executive officers. Value realized on exercise or upon vesting was calculated by using the closing price of Inergy, L.P. on the date that the award was exercised or was vested, as applicable. No awards with respect to Inergy Midstream, L.P. held by our named executive officers were exercised or vested during the Transition PeriodThe amounts reflected in this table are also reflected in the “Option Exercises and Units Vested Table” contained in Crestwood Equity Partners’ Annual Report on Form 10-K for the year ended December 31, 2013.

	OPTION AWARDS		UNIT AWARDS
Name	Number of Units Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired On Vesting (#)	Value Realized on Vesting ($)
John J. Sherman	—	—	—	—
R. Brooks Sherman, Jr.	—	—	40,425	769,288
Michael J. Campbell	—	—	—	—
William C. Gautreaux	—	—	28,875	577,500
Laura L. Ozenberger	33,454	422,656	28,875	548,491

Pension Benefits Table

We do not offer any pension benefits.

Non-qualified Deferred Compensation Table

We have no non-qualified deferred compensation plans.

Potential Payments upon a Change in Control or Termination

Employment Agreements

Under the employment agreements with our named executive officers that were in effect during the Transition Period, we would have been required to pay certain amounts upon the employment termination of the named executive officer in certain circumstances. Upon the termination of employment of a named executive officer without Cause (defined below), the employment agreements entered into between Inergy GP, LLC or one of its affiliates and each of the named executive officers provide for salary continuation at the rate in effect at termination of the employee through the remaining term of the employment agreement. Consequently, no severance is payable in the event of any termination (i) as a result of death, disability, or legal incompetence, (ii) as a result of Inergy GP, LLC ceasing to carry on its business without assigning the employment agreement, (iii) as a result of Inergy GP, LLC becoming bankrupt, (iv) for Cause or (v) by the employee for any or no reason. For purposes of the employment agreements:

Cause will generally be determined to have occurred in the event the:

•
employee has failed to perform his or her duties as an employee of Inergy GP, LLC, to perform any obligation under the employment agreement or to observe and abide by Inergy GP, LLC's policies and decisions, provided that Inergy GP, LLC has given employee reasonable notice of that failure and employee is unsuccessful in correcting that failure or in preventing its reoccurrence;

•	employee has refused to comply with specific directions of his/her supervisor or other superior, provided that such directions are consistent with the employee's position of employment;

•	employee has engaged in misconduct that is injurious to Inergy GP, LLC or any subsidiary, parent or affiliate of Inergy GP, LLC;

•
employee has been convicted of, or has entered a plea of nolo contendere to, any crime involving the theft or willful destruction of money or other property, any crime involving moral turpitude or fraud, or any crime constituting a felony;

•
employee has engaged in acts or omissions against Inergy GP, LLC or any subsidiary, parent or affiliate of Inergy GP, LLC constituting dishonesty, breach of fiduciary obligation, or intentional wrongdoing or misfeasance; or

•	employee has used alcohol or drugs on the job, or has engaged in excessive absenteeism from the performance of his/her duties as Inergy GP, LLC's employee, other than for reasons of illness.

If a termination of a named executive officer by Inergy GP, LLC without Cause were to have occurred as of December 31, 2012, our named executive officers would have been entitled to the following payments. Each of the named executive officers would also continue to be subject to the non-competition provisions of his or her employment agreement following such a termination.

•	John J. Sherman would have received $1,133,333, representing base salary for the remaining 34 months of the term of his employment agreement (payable bi-monthly in arrears).

•	R. Brooks Sherman, Jr. would have received $785,417, representing base salary for the remaining 25 months of the term of his employment agreement (payable bi-monthly in arrears) agreement.

•	Michael J. Campbell would have received $520,833, representing base salary for the remaining 25 months of the term of his employment agreement (payable bi-monthly in arrears).

•	William C. Gautreaux would have received $400,000, representing two years base salary.

•	Laura L. Ozenberger would have received $750,000 representing base salary for the remaining 36 months of the term of her employment agreement (payable bi-monthly in arrears).

Long Term Incentive Plans

Upon a change in control, all restricted units granted under the Inergy Long Term Incentive Plan and Inergy Midstream, L.P. Long Term Incentive Plan will automatically vest and become payable or exercisable, as the case may be, in full and any restricted periods or performance criteria will terminate or be deemed to have been achieved at the maximum level. There are no unvested unit options held by any of the named executive officers. For purposes of the Inergy Long Term Incentive Plan, a “change in control” means, and shall be deemed to have occurred upon one of the following events: (i) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of the assets of the Inergy Partners, LLC or Inergy, L.P. to any person or its affiliates, other than Inergy GP, LLC, the Partnership or any of their affiliates, or (ii) any merger, reorganization, consolidation or other transaction pursuant to which more than 50% of the combined voting power of the equity interests in Inergy GP, LLC or Inergy Partners, LLC ceases to be controlled by Inergy Holdings, L.P. For purposes of the Inergy Midstream, L.P. Long Term Incentive Plan a “change in control” means, and shall be deemed to have occurred upon one of the following events: (i) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of the assets of the Inergy Midstream, L.P. to any person or its affiliates, other than a qualifying owner, NRGM GP, or any of their affiliates, or (ii) any merger, reorganization, consolidation or other transaction pursuant to which more than 50% of the combined voting power of the equity interests in NRGM GP, LLC ceases to be controlled by a qualifying owner or its affiliates.

If a change in control were to have occurred as of December 31, 2012, all unvested restricted units held by the named executive officers under the Inergy Long Term Incentive Plan would have automatically vested and become exercisable, as follows:

Name	Restricted Units under the Inergy Long Term Incentive Plan (#)	Restricted Units under the Inergy Midstream Long Term Incentive Plan (#)	Total ($)(1)
John J. Sherman	—	—	—
R. Brooks Sherman, Jr.	207,500	50,000	4,878,740
Michael J. Campbell	67,325	20,000	1,669,642
William C. Gautreaux	115,000	30,000	2,759,350
Laura L. Ozenberger	92,500	40,000	2,572,575

(1)
The amounts included in the “Total” column are calculated by multiplying the number of NRGY restricted units by the closing per unit price of NRGY common units on December 31, 2012 and the number of NRGM restricted units by the closing per unit price of an NRGM common unit on December 31, 2012.

Director Compensation Table for the Transition Period

The following table sets forth the cash and non-cash compensation for the three months ended December 31, 2012, by each person who served as a non-employee director of our general partner.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	Total ($)
Warren H. Gfeller	13,500	50,000	63,500
Arthur B. Krause	15,500	50,000	65,500
Randy Moeder	13,000	—	13,000

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

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our general partner oversees the compensation of our executive officers. Warren H. Gfeller and Arthur B. Krause serve as the members of the compensation committee, and neither of them was an officer or employee of our company or any of its subsidiaries during the Transition Period.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth certain information as of February 14, 2014, regarding the beneficial ownership of our common units by:

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

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Crestwood Holdings Partners LLC(2)(6)	27,995,823	14.9%
Crestwood Gas Services Holdings LLC(3)(6)	18,339,314	9.8%
Crestwood Holdings LLC(4)(6)	2,497,071	1.3%
Crestwood Equity Partners LP(5)(6)	7,159,438	3.8%
Crestwood Gas Services GP LLC	21,597	*
Kayne Anderson Capital Advisors, L.P. (7)	21,158,105	11.3%
Neuberger Berman Group LLC (8)	15,176,420	8.1%
Alvin Bledsoe	71,332	*
Michael J. Campbell	50,465	*
J. Heath Deneke	24,087	*
Steven M. Dougherty	23,661	*
Michael G. France	11,382	*
William C. Gautreaux	1,223,805	*
Philip D. Gettig	29,223	*
Warren H. Gfeller	68,292	*
Joel C. Lambert	15,201	*
David Lumpkins	24,127	*
William H. Moore	36,965	*
Joel D. Moxley	10,255	*
Robert G. Phillips	35,094	*
John J. Sherman	8,367,649	4.5%
David M. Wood	4,127	*
Directors and executive officers as a group (15 persons)	9,995,665	5.3%

* Indicates less than 1%

(1) Unless otherwise indicated, the contact address for all beneficial owners in this table is 700 Louisiana Street, Suite 2060, Houston, Texas 77002.
(2) Crestwood Holdings is the ultimate parent company of Crestwood Gas Services Holdings LLC and may, therefore, be deemed to beneficially own the units held by Crestwood Holdings.
(3) Crestwood Gas Services Holdings LLC, an indirect wholly owned subsidiary of Crestwood Holdings, owns a 100% interest in our General Partner and a 9.8% limited partner interest in us.
(4) Crestwood Holdings LLC is an indirect wholly owned subsidiary of Crestwood Holdings.
(5) Crestwood Holdings owns an indirect 28.9% limited partner unit interest in Crestwood Equity Partners LP , including the ownership of 4,387,889 subordinated units. Crestwood Holdings indirectly owns the sole general partner Crestwood Equity Partners LP.
(6) Crestwood Holdings has shared voting power and shared investment power with Crestwood Gas Services Holdings LLC, Crestwood Holdings LLC, Crestwood Holdings II LLC, FR XI CMP Holdings LLC, FR Midstream Holdings LLC, First Reserve GP XI, L.P., First Reserve GP XI, Inc., and William E. Macaulay over 27,995,823 common units of Crestwood Midstream Partners LP. Crestwood Midstream Holdings LP owns the sole general partner of CMLP and incentive distribution rights (which represent the right to receive increasing percentages of quarterly distributions in excess of specified amounts) in us.
(7) According to a Schedule 13G/A filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne with the SEC on January 10, 2014, Kayne Anderson Capital Advisors, L.P. together with Richard A. Kayne have shared voting and dispositive power over 21,158,105 common units. The reported units are owned by investment accounts (investment limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P., as a registered investment adviser. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company. The address of Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.
(8) According to a Schedule 13G/A filed by Neuberger Berman Group LLC, with the SEC on February 12, 2014, Neuberger Berman Group LLC has shared voting power over 14,541,877 common units and dispositive power over 15,176,420 common units. The address of Neuberger Berman Group LLC is 605 Third Avenue, New York, New York 10158. Neuberger Berman Group LLC disclaims beneficial ownership of these units.

See Item 5 of this report for certain information regarding securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships, Related Transactions and Director Independence.

For a discussion of director independence, see Item 10 "Directors, Executive Officers and Corporate Governance."

Inergy owns 56,398,707 common units, which equals an approximate 66% limited partner interest in us. Our general partner (NRGM GP, LLC) owns a non-economic general partner interest in us. The sole member of our general partner, Inergy Midstream Holdings, L.P., owns all of our IDRs.

Distributions and Payments to Our General Partner and Its Affiliates

The table below summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with our ongoing operations.  These distributions and payments were determined by and among affiliated entities.

Distributions of available cash to our general partner and its affiliates
We will generally make cash distributions 100% to our common unitholders, including affiliates of our general partner as the holders of an aggregate of 56,398,707 common units (which includes an aggregate 387,725 restricted units granted to our independent directors and employees). Our general partner will not receive cash distributions on its non-economic general partner interest. If distributions exceed the initial quarterly distribution of $0.37 per unit, Inergy will be entitled to 50% of our cash distributions above the initial quarterly distribution level in respect of its IDRs.

In the three months ended December 31, 2012, we made approximately $28.8 million of distributions to our general partner and its affiliates as holders of our common units. In the three months ended December 31, 2012, we paid approximately $1.2 million to our general partner in respect of the IDRs.

Payments to our general partner and its affiliates
Neither our general partner nor Inergy will receive any management fee or other compensation for the management of our business. However, prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including Inergy, for all direct and indirect expenses incurred on our behalf, which were approximately $9.7 million in the three months ended December 31, 2012 (including $6.4 million in reimbursements of direct personnel related expenses). Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

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
Other Transactions with Related Persons

We provide firm storage services utilizing 100% of the operationally available storage capacity at our Bath storage facility to an affiliate, Inergy Services, under a five-year contract entered into in March 2011. As of December 31, 2012 the annual storage fee is approximately $13.4 million. The terms and conditions of the storage contract are consistent with the terms and conditions of the storage leases that Inergy Services has entered into with third parties. We received total revenues from Inergy Services under this contract of $3.4 million for the three months ended December 31, 2012.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements and for other services for the three months ended December 31, 2012 and 2011, and the twelve months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended December 31,		Twelve Months Ended September 30,
	2012	2011	2012	2011
Audit fees(1)	$0.1	$0.4	$1.3	$0.7
Audit-related fees(2)	$0.1	$—	$—	$—
Total	$0.2	$0.4	$1.3	$0.7

(1)
Audit fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the review of our quarterly and other SEC filings and services related to internal control assessments.

(2)	Audit-related fees consist of due diligence fees associated with acquisition transactions, financial accounting and reporting consultations.

The audit committee of our general partner reviewed and approved all audit and non-audit services provided to us by Ernst & Young during the twelve months ended September 30, 2012. For information regarding the audit committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our audit committee charter on our website at www.crestwoodlp.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

See Index Page for Financial Statements located on page 78.

2.	Financial Statement Schedule:
Schedule II: Valuation and Qualifying Accounts located on page 109.

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

Inergy Midstream, L.P.
Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	79

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2012, September 30, 2012 and September 30, 2011	80

Consolidated Statements of Operations for the Three Months Ended December 31, 2012, Three Months Ended December 31, 2011 (unaudited), and Twelve Months Ended September 30, 2012, 2011 and 2010	81

Consolidated Statements of Comprehensive Income for the Three Months Ended December 31, 2012, Three Months Ended December 31, 2011 (unaudited), and Twelve Months Ended September 30, 2012, 2011 and 2010	82

Consolidated Statements of Partners’ Capital for the Three Months Ended December 31, 2012 and Twelve Months Ended September 30, 2012, 2011 and 2010	83

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012, Three Months Ended December 31, 2011 (unaudited), and Twelve Months Ended September 30, 2012, 2011 and 2010	84

Notes to Consolidated Financial Statements	86

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Midstream GP LLC and Unitholders of Crestwood Midstream Partners LP

We have audited the accompanying consolidated balance sheets of Crestwood Midstream Partners LP (formerly Inergy Midstream, L.P.) (the Company) as of December 31, 2012, and September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for the three-month period ended December 31, 2012, and each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index and Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crestwood Midstream Partners LP (formerly Inergy Midstream, L.P.) at December 31, 2012, and September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the three-month period ended December 31, 2012, and each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 28, 2014

INERGY MIDSTREAM, L.P. CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	December 31,	September 30,
	2012	2012	2011
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—
Accounts receivable	23.2	19.3	16.1
Inventories	6.1	5.6	5.1
Prepaid expenses and other current assets	9.7	5.4	4.7
Total current assets	39.0	30.3	25.9

Property, plant and equipment (Note 3):	1,196.6	1,068.7	816.9
Less: accumulated depreciation	214.8	200.8	152.9
Property, plant and equipment, net	981.8	867.9	664.0

Intangible assets (Note 3):
Customer accounts	191.5	38.3	39.5
Other intangible assets	20.0	5.2	7.5
	211.5	43.5	47.0
Less: accumulated amortization	15.8	14.2	19.7
Intangible assets, net	195.7	29.3	27.3

Goodwill	261.5	96.5	96.5
Other assets	2.8	3.9	—
Total assets	$1,480.8	$1,027.9	$813.7

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$4.2	$3.9	$9.5
Accrued expenses	37.0	51.1	12.7
Payable to Inergy Propane, LLC and Inergy, L.P. (Note 2)	—	0.3	129.8
Current portion of long-term debt (Note 5)	1.8	1.5	—
Total current liabilities	43.0	56.8	152.0

Long-term debt, less current portion (Note 5)	678.0	415.0	—
Other long-term liabilities	0.8	0.8	0.9

Partners’ capital (Note 6):
Limited partner unitholders (85,874,715 and 75,181,930 common units issued and outstanding at December 31, 2012 and September 30, 2012, respectively)	759.0	555.3	660.8
Total partners’ capital	759.0	555.3	660.8
Total liabilities and partners’ capital	$1,480.8	$1,027.9	$813.7
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data)

	Three Months Ended		Twelve Months Ended
	December 31,		September 30,
	2012	2011	2012	2011	2010
		(unaudited)
Revenue:
Firm storage	$20.2	$20.9	$82.7	$86.4	$80.5
Transportation	8.2	6.5	28.4	14.0	12.1
Hub services	3.2	4.3	14.9	6.5	1.6
Related party firm storage (Note 8)	3.4	2.0	11.8	4.0	0.5
Salt	12.6	13.1	52.0	52.3	52.2
Crude	2.8	—	—	—	—
	50.4	46.8	189.8	163.2	146.9

Costs and expenses:
Storage related	2.2	1.9	5.9	9.0	5.2
Transportation related	1.0	1.7	5.2	6.8	6.8
Salt related	7.4	7.5	30.3	30.6	30.0
Crude related	0.3	—	—	—	—
Operating and administrative	11.7	6.1	30.4	19.4	19.2
Depreciation and amortization	15.2	12.0	50.5	43.9	42.4
Loss on disposal of assets	0.6	—	—	—	0.9
	38.4	29.2	122.3	109.7	104.5

Operating income	12.0	17.6	67.5	53.5	42.4
Other income	—	—	—	—	0.8
Interest expense, net	5.5	—	1.8	—	—
Net income	6.5	17.6	65.7	53.5	43.2
Net income attributable to non-controlling partners	—	—	—	—	(0.8)
Net income attributable to partners	$6.5	$17.6	$65.7	$53.5	$42.4
Less: net income prior to initial public offering of Inergy Midstream, L.P.	—	12.9	12.9	—	—
Less: net income earned by US Salt, LLC prior to acquisition	—	3.2	7.8	—	—
Net income available to partners	$6.5	$1.5	$45.0	$53.5	$42.4

Partners’ interest information:
Non-managing general partner interest in net income	$1.7	$—	$1.9	$—	$—
Total limited partners’ interest in net income	$4.8	$1.5	$43.1	$53.5	$42.4

Net income per limited partner unit:
Basic	$0.06	$0.00	$0.58	$—	$—
Diluted	$0.06	$0.00	$0.58	$—	$—

Weighted-average limited partners’ units outstanding (in thousands):
Basic	78,063	74,331	74,768	—	—
Diluted	78,063	74,331	74,768	—	—
The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTEAM, L.P. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Three Months Ended December 31,		Twelve Months Ended September 30,
	2012	2011	2012	2011	2010
		(unaudited)
Net income	$6.5	$17.6	$65.7	$53.5	$43.2
Change in unrealized fair value on cash flow hedges (Note 2)	—	—	0.1	0.1	0.1
Comprehensive income	$6.5	$17.6	$65.8	$53.6	$43.3

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (in millions)

	Partners' Capital	Non-Controlling Partners	Total Partners’ Capital
Balance at September 30, 2009	$506.7	$4.7	$511.4
Purchase of minority interest	(13.8)	(4.5)	(18.3)
Contribution by Inergy, L.P.	18.3	—	18.3
Distributions	—	(0.6)	(0.6)
Net distribution by US Salt, LLC to Inergy, L.P.	(5.9)	—	(5.9)
Disposal of entity	—	(0.4)	(0.4)
Change in unrealized fair value on cash flow hedges	0.1	—	0.1
Net income	42.4	0.8	43.2
Balance at September 30, 2010	547.8	—	547.8
Contribution by Inergy, L.P.	66.8	—	66.8
Net distribution by US Salt, LLC to Inergy, L.P.	(7.4)	—	(7.4)
Change in unrealized fair value on cash flow hedges	0.1	—	0.1
Net income	53.5	—	53.5
Balance at September 30, 2011	660.8	—	660.8
Net proceeds from the issuance of common units	292.4	—	292.4
Extinguishment of indebtedness owed to Inergy, L.P.	152.8	—	152.8
Distributions to Inergy, L.P.	(163.3)	—	(163.3)
Distributions to shareholders	(14.6)	—	(14.6)
Assumption of promissory note of Inergy, L.P.	(255.0)	—	(255.0)
Unit-based compensation charges	6.5	—	6.5
Cash paid for US Salt, LLC acquisition (Note 10)	(182.5)	—	(182.5)
Net distribution by US Salt, LLC to Inergy, L.P. prior to acquisition (Note 10)	(7.9)	—	(7.9)
Change in unrealized fair value on cash flow hedges	0.1	—	0.1
Other	0.3	—	0.3
Net income	65.7	—	65.7
Balance at September 30, 2012	555.3	—	555.3
Net proceeds from issuance of common units	224.7	—	224.7
Distributions to Inergy, L.P.	(22.8)	—	(22.8)
Distributions to shareholders	(7.2)	—	(7.2)
Unit-based compensation charges	2.6	—	2.6
Other	(0.1)	—	(0.1)
Net income	6.5	—	6.5
Balance at December 31, 2012	$759.0	$—	$759.0

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Three Months Ended		Twelve Months Ended
	December 31,		September 30,
	2012	2011	2012	2011	2010
		(unaudited)
Operating activities
Net income	$6.5	$17.6	$65.7	$53.5	$43.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.0	11.3	48.0	41.0	38.7
Amortization	1.2	0.7	2.5	2.9	3.7
Amortization of deferred financing costs	2.6	—	0.8	—	—
Unit-based compensation charges	2.6	0.9	6.5	—	—
Loss on disposal of assets	0.6	—	—	—	0.9
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(0.7)	(2.6)	(3.2)	(2.3)	(1.5)
Inventories	(0.5)	(0.2)	(0.4)	(1.0)	(0.9)
Prepaid expenses and other current assets	(3.0)	(1.7)	(0.8)	1.1	6.1
Other assets	1.1	—	(3.9)	—	0.7
Accounts payable and accrued expenses	(0.8)	0.2	3.1	(0.9)	(4.5)
Payable to Inergy, L.P.	(1.4)	5.7	14.4	2.0	7.9
Net cash provided by operating activities	22.2	67.8	132.7	96.3	94.3

Investing activities
Acquisitions, net of cash acquired	(423.5)	—	—	(66.8)	—
Purchase of US Salt, LLC (Note 10)	—	—	(107.7)	—	—
Purchases of property, plant and equipment	(43.6)	(39.4)	(220.6)	(98.4)	(54.7)
Net cash used in investing activities	(467.1)	(39.4)	(328.3)	(165.2)	(54.7)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY MIDSTREAM, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Three Months Ended		Twelve Months Ended
	December 31,		September 30,
	2012	2011	2012	2011	2010
		(unaudited)
Financing activities
Proceeds from the issuance of long-term debt	$581.1	$86.8	$509.9	$—	$—
Principal payments on long-term debt	(317.8)	(6.6)	(93.4)	—	(8.3)
Equity contribution from parent	—	—	—	66.8	18.3
Acquisition of minority interest	—	—	—	—	(18.3)
Distributions to Inergy, L.P.	(22.8)	(118.2)	(163.3)	(7.4)	(5.9)
Distributions paid to non-controlling partners	—	—	—	—	(0.6)
Distributions to unitholders	(7.2)	—	(14.6)	—	—
Principal payment on promissory note	—	(255.0)	(255.0)	—	—
Borrowings from related party	—	44.4	38.8	86.6	62.4
Payments to related party	—	(32.0)	(39.1)	(77.1)	(90.8)
Net proceeds from issuance of common units	224.7	292.7	292.4	—	—
Payment for US Salt, LLC in excess of the acquired book value (Note 10)	—	—	(74.8)	—	—
Other	—	—	(0.1)	—	—
Payments for deferred financing costs	(13.1)	(4.5)	(5.2)	—	—
Net cash provided by financing activities	444.9	7.6	195.6	68.9	(43.2)

Net increase in cash	—	36.0	—	—	(3.6)
Cash at beginning of period	—	—	—	—	3.6
Cash at end of period	$—	$36.0	$—	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1.0	$—	$0.5	$—	$—
Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(16.7)	$(3.4)	$29.6	$13.5	$(5.4)
Net change to property, plant and equipment through non-cash capitalized interest	$—	$1.7	$1.7	$8.7	$6.4
Extinguishment of indebtedness owed to Inergy, L.P.	$—	$152.8	$152.8	$—	$—
Assumption of promissory note of Inergy, L.P. (Note 6)	$—	$255.0	$255.0	$—	$—

Acquisitions, net of cash acquired:
Current assets	$3.3	$—	$—	$0.5	$—
Property, plant and equipment	100.9	—	—	66.3	—
Intangible assets	157.2	—	—	—	—
Goodwill	165.0	—	—	—	—
Current liabilities	(2.9)	—	—	—	—
Total acquisitions, net of cash acquired	$423.5	$—	$—	$66.8	$—

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

On September 27, 2013, the Inergy Midstream Board of Directors approved an amendment to the First Amended and Restated Agreement of Limited Partnership of the Partnership (“Amendment No. 1”), to be effective as of September 27, 2013. Amendment No. 1 changes the fiscal year end of the Partnership from September 30 to December 31. Amendment No. 1 was filed on Form 8-K on October 1, 2013. These financial statements are being filed as part of a transition report on Form 10-K covering the transition period that began October 1, 2012 and ended December 31, 2012. The comparative three-month period ended December 31, 2011, which is unaudited, has also been presented.

On October 7, 2013, Inergy Midstream completed the merger (the "Crestwood Merger") of its wholly-owned subsidiary and Crestwood Midstream Partners LP ("Legacy CMLP"), with Legacy CMLP continuing as the surviving entity for accounting purposes. Immediately following the closing of the Crestwood Merger, on October 7, 2013, (i) Legacy CMLP merged with and into Inergy Midstream, with Inergy Midstream continuing as the surviving legal entity, and (ii) Inergy Midstream changed its name to Crestwood Midstream Partners LP and changed its NYSE listing symbol to “CMLP". We refer to the renamed partnership as Inergy Midstream in this transition report.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The financial information contained herein for the three-month period ended December 31, 2011 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Revenue for natural gas and NGL firm storage is recognized ratably over the contract period regardless of the volume of natural gas or NGL stored by the Company's customers. Revenue from natural gas firm storage is affected to a lesser extent by volumes of stored gas received and or delivered by the Company's customers. Revenue for transportation services is recognized ratably over the contract period. Transportation revenue is derived from the sale of capacity that the Company has secured on certain third party pipelines, revenues for transportation on the East Pipeline and transportation revenue from placing the North-South Facilities and the MARC I Pipeline into service in 2012. Revenue from transportation services is also affected to a lesser extent by volumes of gas transported during the period. Revenue from hub services is recognized ratably over the contract period. The contract period for hub services is typically less than one year. Revenues from the sale of salt are recognized when product is shipped to the customer or when certain contractual performance requirements have otherwise been met. Revenues from the COLT Hub are recognized when the contractual services are provided, such as loading of customer rail cars.

Expense Classification

Storage related costs consist of the direct costs to operate the storage and transportation facilities, including power, contractor and fuel costs. These costs support the revenue generated from firm storage, hub services and transportation services due to the intertwined nature of our assets. The Company's transportation related costs consist primarily of costs to procure firm transportation capacity on certain pipelines. Transportation related costs also consist of direct costs to operate the East Pipeline and the MARC I Pipeline. In limited instances, the Company may sell inventory obtained from fuel-in-kind collections. The cost basis of this inventory will be recorded in storage related costs. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in storage and transportation related costs and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in providing storage services, but are not included in storage and transportation related costs. These amounts were $12.6 million and $10.4 million for the three months ended December 31, 2012 and 2011, respectively, and $44.3 million, $35.6 million, and $33.9 million for the twelve months ended September 30, 2012, 2011 and 2010, respectively.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

One customer, ConEdison, accounted for approximately 14% of the Company's total revenue for each of the three months ended December 31, 2012 and 2011 and the twelve months ended September 30, 2012. ConEdison also accounted for 16% and 18% of the Company's total revenue for the twelve months ended September 30, 2011 and 2010, respectively. No other customer accounted for 10% or more of the Company's total revenue in those periods. All ConEdison revenues are captured in the storage and transportation segment.

ConEdison accounted for 9%, 11% and13% of the Company's consolidated accounts receivable at December 31, 2012, September 30, 2012 and September 30, 2011, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. The Company capitalizes all construction related direct labor and material costs as well as the cost of funds used during construction. Amounts capitalized for cost of funds used during construction amounted to $1.3 million and $1.8 million during the three months ended December 31, 2012, and 2011, respectively, and $5.3 million, $8.7 million and $6.4 million for the twelve months ended September 30, 2012, 2011 and 2010, respectively. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not identified any indicators that suggest the carrying amount of an asset may not be recoverable for the period ended December 31, 2012.

Identifiable Intangible Assets

Intangible assets acquired in the acquisition of a business are required to be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the related debt on a straight line basis.

The Company has recorded certain identifiable intangible assets, which are amortized over their estimated economic lives, as follows:

Weighted-Average Life (years)
Customer accounts	16.6
Covenants not to compete	3.0
Deferred financing costs	6.7

Estimated amortization, including amortization of deferred financing costs reported as interest expense, for the next five years ending December 31, is as follows (in millions):

Year Ending December 31,
2013	$30.9
2014	33.4
2015	31.7
2016	23.6
2017	13.6

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allocation of Expenses

The Company shares common management, operating and administrative and overhead costs with Inergy. The shared costs allocated to the Company totaled $4.2 million (including $2.2 million of unit-based compensation charges) and $2.5 million (including $0.9 million of unit-based compensation charges) for the three months ended December 31, 2012 and 2011, respectively. The shared costs allocated to the Company for the twelve months ended September 30, 2012 and 2011 totaled $12.3 million (including $5.8 million of unit-based compensation charges) and $9.8 million, respectively. In conjunction with its IPO, the Company entered into an Omnibus Agreement with Inergy that requires the Company to reimburse Inergy for all shared costs incurred on its behalf. Due to the nature of these shared costs, it is not practicable to estimate what the costs would have been on a stand-alone basis. Accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have occurred, if the Company had operated as a stand-alone entity.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the realized loss on a derivative instrument that the Company entered into to hedge the purchase of base gas for one storage facility. The amount included in other comprehensive income associated with this derivative is being reclassified to earnings over the

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

same period that the hedged base gas is recorded in earnings. The amount reclassified to earnings was immaterial for all periods presented.

Property Tax Receivable

The Company receives property tax benefits under New York's Empire State Development program. The amounts due to be refunded to the Company under this program amounted to $4.8 million, $5.7 million and $2.4 million as of December 31, 2012, and September 30, 2012 and 2011, respectively. At December 31, 2012, $2.0 million of the amounts due to be refunded were classified in prepaid expenses and other current assets, and $2.8 million were classified in other long-term assets on the consolidated balance sheets. At September 30, 2012, $2.0 million of the amounts due to be refunded were classified in prepaid expenses and other current assets, and $3.7 million were classified in other long-term assets on the consolidated balance sheets. At September 30, 2011, $2.4 million were classified in prepaid expenses and other current assets on the consolidated balance sheets.

Prepaid Property Taxes

The Company prepays property taxes in certain taxing jurisdictions and thus records the amount of taxes relating to future periods in prepaid expenses and other current assets, which totaled $1.2 million, $1.7 million and $1.5 million at December 31, 2012 and September 30, 2012 and 2011, respectively.

Business Interruption Insurance

In December 2010, the Stagecoach natural gas storage facility experienced an event that caused damage to various components at its Stagecoach central compressor station near Owego, New York. The loss event caused the Company to incur additional costs to maintain operations, and revenues were lost in addition to the damage to the compressor equipment. The Company is insured for such matters and has recorded $1.1 million, $3.4 million, and $2.1 million during the twelve months ended September 30, 2012 to hub services revenues, storage related costs, and property plant and equipment, respectively, for insurance recoveries. The Company has accounted for the recoveries of business interruption insurance losses in accordance with Accounting Standards Codification 225 and recorded the yet to be collected insurance proceeds totaling $0.7 million in prepaid expenses and other current assets on the Company's balance sheet as of September 30, 2012.

Property, Plant and Equipment Accrual

The Company has accrued for property, plant and equipment, including certain construction work in process relating to construction efforts on various growth projects. At December 31, 2012 the Company had accrued $28.4 million relating to property, plant and equipment, of which $27.3 million was classified as accrued expenses and $1.1 million was classified as accounts payable on the consolidated balance sheets. At September 30, 2012 the Company had accrued $45.1 million relating to property, plant and equipment, of which $44.1 million was classified as accrued expenses and $1.0 million was classified as accounts payable on the consolidated balance sheets. At September 30, 2011 the Company had accrued $15.5 million relating to property, plant and equipment, of which $9.1 million was classified as accrued expenses and $6.4 million was classified as accounts payable on the consolidated balance sheets.

Asset Retirement Obligations

An asset retirement obligation ("ARO") is an estimated liability for the cost to retire a tangible asset. The fair value of our AROs could not be reasonably estimated as settlement dates (or range of dates) associated with our tangible assets were not estimable.

Accounting for Unit-Based Compensation

The Company has a unit-based employee compensation plan and all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. The amount of compensation expense recorded by the company during the three months ended December 31, 2012 was $2.6 million ($2.2 million allocated by Inergy for Inergy units and $0.4 million for Inergy Midstream units). The amount of compensation expense allocated to the Company during the three months ended December 31, 2011 was $0.9 million. The amount of compensation expense recorded by the company during the twelve months ended September 30, 2012 was $6.5 million ($5.8 million allocated by

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inergy for Inergy units and $0.7 million for Inergy Midstream units). The amount of compensation expense allocated to the Company during the twelve months ended September 30, 2011 and 2010 was $1.8 million and $3.5 million, respectively.

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

Non-controlling Interest

The non-controlling interest on the consolidated statement of operations is related entirely to minority partners in the Company's Steuben natural gas storage facility. The non-controlling interest was acquired during the twelve months ended September 30, 2010.

Note 3 – Certain Balance Sheet Information

Inventories

Inventories consisted of the following at December 31, 2012 and September 30, 2012 and 2011, respectively (in millions):

	December 31,	September 30,
	2012	2012	2011
Parts and supplies	$4.4	$4.2	$3.7
Natural gas	0.5	0.4	0.6
Raw materials	0.3	0.2	0.2
Finished goods	0.9	0.8	0.6
Total inventories	$6.1	$5.6	$5.1

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2012 and September 30, 2012 and 2011, respectively (in millions):

	December 31,	September 30,
	2012	2012	2011
Plant equipment	$326.3	$225.3	$173.4
Salt deposits	41.6	41.6	41.6
Land and buildings	261.0	180.2	358.0
Pipelines	407.8	213.1	—
Vehicles	3.1	3.0	2.5
Construction in process	81.2	331.4	169.6
Base gas	73.1	73.1	71.1
Office furniture and equipment	2.5	1.0	0.7
	1,196.6	1,068.7	816.9
Less: accumulated depreciation	214.8	200.8	152.9
Total property, plant and equipment, net	$981.8	$867.9	$664.0

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense totaled $14.0 million and $11.3 million for the three months ended December 31, 2012 and 2011, respectively, and $47.8 million, $40.8 million and $38.5 million for the twelve months ended September 30, 2012, 2011 and 2010, respectively. Depletion expense totaled $0.2 million for each of the twelve-month periods ended September 30, 2012, 2011 and 2010, and was not material for each of the three-month periods ended December 31, 2012 and 2011.

Intangible Assets

Intangible assets consisted of the following at December 31, 2012 and September 30, 2012 and 2011, respectively (in millions):

	December 31,	September 30,
	2012	2012	2011
Customer accounts	$191.5	$38.3	$39.5
(accumulated amortization—customer accounts)	(14.6)	(13.4)	(12.7)
Covenants not to compete	4.0	—	7.5
(accumulated amortization—covenants not to compete)	(0.1)	—	(7.0)
Deferred financing	16.0	5.2	—
(accumulated amortization—deferred financing costs)	(1.1)	(0.8)	—
Total intangible assets, net	$195.7	$29.3	$27.3

Amortization and interest expense associated with the above described intangible assets totaled $3.8 million and $0.7 million for the three months ended December 31, 2012 and 2011, respectively, and $3.3 million, $2.9 million and $3.7 million for the twelve months ended September 30, 2012, 2011 and 2010, respectively.

Note 4 – Business Acquisitions

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

The following represents the pro forma consolidated statements of operations as if the COLT Hub had been included in the consolidated results of the Company for the entire three-month periods ended December 31, 2012 and 2011, and twelve-month periods ended September 30, 2012 and 2011 (in millions):

	(Unaudited) Pro Forma Consolidated Statements of Operations
	Three Months Ended December 31,		Twelve Months Ended September 30,
	2012	2011	2012	2011
Revenue	$55.6	$46.8	$193.1	$163.4
Net income	$5.0	$11.0	$37.1	$36.7

These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Rangeland Energy, LLC to reflect the depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the current period.  The entities acquired were development stage entities (as defined by ASC Topic 915, Development Stage Entities) until commencing principal commercial operations in June 2012.

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

The following represents the unaudited pro forma consolidated statements of operations as if Seneca Lake had been included in the consolidated results of the Company for the twelve months ended September 30, 2011 (in millions).

	(Unaudited) Pro Forma Consolidated Statement of Operations
	Twelve Months Ended September 30,
	2011	2010
Revenue	$169.9	$155.4
Net income	$55.0	$44.6

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's outstanding balance on the Credit Facility amounted to $179.8 million and $416.5 million at December 31, 2012 and September 30, 2012, respectively. The interest rates of the Credit Facility are based on prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 1.96% and 4.00% at December 31, 2012, and between 1.97% and 4.00% at September 30, 2012. Outstanding standby letters of credit under the Credit Facility amounted to $2.0 million at December 31, 2012. As a result, the Company had approximately $418.2 million of remaining capacity at December 31, 2012, subject to compliance with any applicable covenants under such facility.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maintenance of a senior secured leverage ratio (as defined in its credit agreement) of not more than 3.75 to 1.0 on and after the cumulative issuance of $200 million or more of permitted junior debt.

Senior Notes

On December 7, 2012, the Company and NRGM Finance Corp. (“Finance Corp.” and together with the Company, the “Issuers”) issued and sold $500 million in a private offering in aggregate principal amount of their 6.0% Senior Notes due 2020 (the “Notes”) pursuant to a purchase agreement dated November 29, 2012. The Issuers issued the Notes pursuant to an indenture dated as of December 7, 2012 (the “Indenture”), among the Issuers, the subsidiary guarantors and U.S. Bank National Association, as trustee. The Notes will mature on December 15, 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The Notes were registered with the SEC in November 2013. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing subsidiaries (other than Finance Corp.) and certain of the Company's future subsidiaries, subject to the following customary release provisions:

(1)   a disposition of all or substantially all the assets of the guarantor subsidiary (including by way or merger or consolidation), to a third person, provided the disposition complies with the applicable indenture,

(2)   a disposition of the capital stock of the guarantor subsidiary to a third person, if the disposition complies with the applicable indenture and as a result the guarantor subsidiary ceases to be the Company's subsidiary,

(3)   the designation by the Company of the guarantor subsidiary as an Unrestricted Subsidiary in accordance with the applicable indenture,

(4)   legal or covenant defeasance of such series of Senior Notes or satisfaction and discharge of the related indenture, or

(5)   the guarantor subsidiary ceases to guarantee any other indebtedness of the Company or any other guarantor subsidiary, provided that it is then no longer an obligor with respect to any indebtedness under the Company's credit facility.
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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June and September to holders of record on the applicable record date. A summary of the Company’s limited partner quarterly distributions for the three months ended December 31, 2012 and twelve months ended September 30, 2012 is presented below:

Three Months Ended December 31, 2012
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2012	November 14, 2012	$0.385	$28.8
			$28.8

Twelve Months Ended September 30, 2012
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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 25, 2013, the Company declared a distribution of $0.39 per limited partner unit to be paid on February 14, 2013, to unitholders of record on February 7, 2013 with respect to the three months ended December 31, 2012. On February 14, 2012, the Company paid a pro-rated distribution of $0.04 per limited partner unit to unitholders of record on February 7, 2012 with respect to the three months ended December 31, 2011. The $0.04 cash distribution per limited partner unit corresponded to an initial quarterly cash distribution of $0.370 per quarter ($1.48 annually) and represented the pro-rated distribution for the period of time from December 21, 2011, the closing of the Company's IPO, through December 31, 2011.

Long-Term Incentive Plan

Inergy Midstream's general partner sponsors the long-term incentive plan for its employees, consultants and directors and the employees of its affiliates that perform services for the Company. The long-term incentive plan currently permits the grant of awards covering an aggregate of 7,518,193 common units, which can be granted in the form of unit options, phantom units and/or restricted units. As of December 31, 2012, all long-term incentive plan activity has been issued in the form of restricted units.

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

The Company granted 18,502 restricted units during the three months ended December 31, 2012 and 383,223 restricted units during the twelve months ended September 30, 2012. Some of the restricted units are 100% vested on the fifth anniversary of the grant date, subject to the provisions as outlined in the restricted unit award agreement. Some of the restricted units vest 25% after the third year, 25% after the fourth year and 50% after the fifth year. The Company recognizes expense on these units each quarter by multiplying the closing price of the Company's common units on the date of grant by the number of units granted, and expensing that amount over the vesting period on a straight-line basis.

A summary of the Company's weighted-average grant date fair value for restricted units for the three months ended December 31, 2012 and twelve months ended September 30, 2012, is as follows:

	Weighted-Average Grant Date Fair Value	Number of Units
Non-vested at October 1, 2011	$—	—
Granted during the period ended September 30, 2012	$21.62	383,223
Vested during the period ended September 30, 2012	$—	—
Forfeited during the period ended September 30, 2012	$—	—
Non-vested at September 30, 2012	$21.62	383,223
Granted during the three months ended December 31, 2012	$22.82	18,502
Vested during the three months ended December 31, 2012	$—	—
Forfeited during the three months ended December 31, 2012	$—	—
Non-vested at December 31, 2012	$21.67	401,725

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The compensation expense recorded by the Company related to these restricted unit awards was $0.4 million for the three months ended December 31, 2012 and $0.7 million for the twelve months ended September 30, 2012.

As of December 31, 2012, there was $6.7 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the restricted unit plan. That cost is expected to be recognized over a five-year period.

Note 7 - Employee Benefit Plans

The Company has no employees. Inergy sponsors a 401(k) plan which is available to all of its employees after meeting certain requirements. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, which was $17,000 in 2012. The plan provides for matching contributions by Inergy for employees completing one year of service of at least 1000 hours. Aggregate matching contributions allocated to the Company were immaterial for each of the three-month periods ended December 31, 2012 and 2011, and $0.2 million for each of the twelve-month periods ended September 30, 2012, 2011 and 2010.

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

On September 9, 2013, the Company and Anadarko entered into a confidential settlement agreement to resolve any and all claims relating to the litigation. Inergy has reimbursed the Company for the amount paid to Anadarko under the settlement agreement pursuant to the omnibus agreement that governs the Company’s relationship with Inergy.

The Company utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Related Party Transactions

The Company has recorded sales to Inergy of $3.4 million and $2.0 million for the three months ended December 31, 2012 and 2011, respectively, and $11.8 million, $4.0 million and $0.5 million for the twelve months ended September 30, 2012, 2011 and 2010, respectively. The sales relate to storage space leased at the Company's Bath storage facility. These sales increased the Company's net income by $2.4 million and $1.1 million for the three months ended December 31, 2012 and 2011, respectively, and $7.8 million, $1.3 million and $0.5 million for the twelve months ended September 30, 2012, 2011 and 2010, respectively.

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

The US Salt Acquisition is reflected in the Company's consolidated financial statements based on the historical values and periods prior to the acquisition have been retrospectively adjusted to include the historical balances of US Salt. This accounting treatment is similar to the pooling of interests and is required as the transaction is amongst entities under common control. The effect of recasting the Company's financial statements to account for this common control transaction increased net income $7.8 million, $11.9 million and $11.8 million for the twelve months ended September 30, 2012, 2011 and 2010, respectively.

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

Future minimum lease payments under noncancelable operating leases for the next five years ending December 31 and thereafter consist of the following (in millions):

Year Ending December 31,
2013	$0.3
2014	0.2
2015	—
2016	—
2017	—
Thereafter	—
Total minimum lease payments	$0.5

Rent expense for operating leases totaled $0.1 million and $0.2 million for the three months ended December 31, 2012 and 2011, respectively, and $0.4 million, $0.6 million and $0.3 million for the twelve months ended September 30, 2012, 2011 and 2010, respectively.

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Segments

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

The identifiable assets associated with each reporting segment include accounts receivable and inventories. Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment, total assets and expenditures for property, plant and equipment for each of the Company's reporting segments are presented below (in millions):

	Three Months Ended December 31, 2012
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$23.6	$—	$—	$23.6
Salt revenues	—	12.6	—	12.6
Crude revenues	—	—	2.8	2.8
Transportation revenues	8.2	—	—	8.2
Hub services revenues	3.2	—	—	3.2
Gross profit (excluding depreciation and amortization)	31.8	5.2	2.5	39.5
Identifiable assets	15.0	10.7	3.6	29.3
Goodwill	90.2	6.3	165.0	261.5
Property, plant and equipment	977.6	117.7	101.3	1,196.6
Total assets	941.3	113.0	426.5	1,480.8
Expenditures for property, plant and equipment	24.2	2.3	0.4	26.9

	Three Months Ended December 31, 2011
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$22.9	$—	$—	$22.9
Salt revenues	—	13.1	—	13.1
Transportation revenues	6.5	—	—	6.5
Hub services revenues	4.3	—	—	4.3
Gross profit (excluding depreciation and amortization)	30.1	5.6	—	35.7
Identifiable assets	13.5	10.6	—	24.1
Goodwill	90.2	6.3	—	96.5
Property, plant and equipment	743.8	110.8	—	854.6
Total assets	737.1	111.5	—	848.6
Expenditures for property, plant and equipment	36.4	1.3	—	37.7

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended September 30, 2012
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$94.5	$—	$—	$94.5
Salt revenues	—	52.0	—	52.0
Transportation revenues	28.4	—	—	28.4
Hub services revenues	14.9	—	—	14.9
Gross profit (excluding depreciation and amortization)	126.7	21.7	—	148.4
Identifiable assets	14.0	10.9	—	24.9
Goodwill	90.2	6.3	—	96.5
Property, plant and equipment	953.3	115.4	—	1,068.7
Total assets	915.7	112.2	—	1,027.9
Expenditures for property, plant and equipment	245.9	6.0	—	251.9

	Twelve Months Ended September 30, 2011
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$90.4	$—	$—	$90.4
Salt revenues	—	52.3	—	52.3
Transportation revenues	14.0	—	—	14.0
Hub services revenues	6.5	—	—	6.5
Gross profit (excluding depreciation and amortization)	95.1	21.7	—	116.8
Identifiable assets	10.8	10.4	—	21.2
Goodwill	90.2	6.3	—	96.5
Property, plant and equipment	707.4	109.5	—	816.9
Total assets	702.4	111.3	—	813.7
Expenditures for property, plant and equipment	112.0	8.6	—	120.6

	Twelve Months Ended September 30, 2010
	Storage and Transportation Operations	Salt Operations	Crude Operations	Total
Firm storage revenues	$81.0	$—	$—	$81.0
Salt revenues	—	52.2	—	52.2
Transportation revenues	12.1	—	—	12.1
Hub services revenues	1.6	—	—	1.6
Gross profit (excluding depreciation and amortization)	82.7	22.2	—	104.9
Identifiable assets	8.5	9.5	—	18.0
Goodwill	90.2	6.3	—	96.5
Property, plant and equipment	529.3	100.8	—	630.1
Total assets	559.6	107.9	—	667.5
Expenditures for property, plant and equipment	44.1	11.6	—	55.7

INERGY MIDSTREAM, L.P.
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

Note 14 - Subsequent Events

On February 14, 2014, we paid a distribution of $0.41 per limited partner unit to unitholders of record on February 7, 2014 with respect to the fourth quarter of 2013.

Crestwood Merger

On October 7, 2013, the Company completed the Crestwood Merger and the merger of Legacy CMLP with and into Inergy Midstream, with Inergy Midstream continuing as the surviving legal entity and immediately thereafter changing its name to “Crestwood Midstream Partners LP” and changing its NYSE listing symbol to “CMLP.” The Company also changed its principal executive offices to 700 Louisiana Street, Suite 2060, Houston, Texas 77002.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the pro forma consolidated statements of operations as if the Crestwood Merger occurred on October 1, 2010, and thus had been included in the consolidated results of the Company for the three-month periods ended December 31, 2012 and 2011, respectively, and the twelve-month periods ended September 30, 2012 and 2011, respectively (in millions, except per unit data):

	(Unaudited) Pro Forma Consolidated Statements of Operations
	Three Months Ended		Twelve Months Ended
	December 31,		September 30,
	2012 (a)	2011 (a)	2012 (a)	2011 (a)
Revenue	$112.6	$106.1	$424.4	$341.2
Net income	$14.2	$10.3	$59.0	$74.2

Net income per limited partner unit:
Basic	$0.05	$0.05	$0.38	$—
Diluted	$0.05	$0.05	$0.38	$—

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

Arrow Midstream Holdings, LLC Acquisition

On October 8, 2013, the Company and its wholly-owned subsidiary, Crestwood Arrow Acquisition LLC ("Crestwood Arrow"), entered into an agreement to acquire Arrow Midstream Holdings, LLC ("Arrow"), a privately-held midstream company, for approximately $750 million, subject to customary capital expenditure and working capital adjustments.  Under the merger agreement, Crestwood Arrow will merge with and into Arrow (the “Arrow Acquisition”), with Arrow continuing as the surviving entity and a wholly-owned subsidiary of the Company. The base merger consideration consists of $550 million in cash and 8,826,125 common units of the Company to be issued to the sellers, subject to adjustment. The transaction closed on November 8, 2013.

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

INERGY MIDSTREAM, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$192.3
Property, plant and equipment	399.0
Intangible assets	323.4
Other assets	19.4
Total identifiable assets acquired	934.1

Current liabilities	213.1
Other long-term liabilities	3.7
Total liabilities assumed	216.8

Net identifiable assets acquired	717.3
Goodwill	45.5
Net assets acquired	$762.8
The $45.5 million of goodwill is reflected in our NGL and crude services segment. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets. The purchase price allocation has been prepared on a preliminary basis pending final asset valuation and asset rationalization and is subject to material change.

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

Senior Notes Offering

On October 22, 2013, Crestwood Midstream Partners LP and Crestwood Midstream Finance Corp. announced an offering of $600 million in aggregate principal amount of 6.125% senior notes due 2022 in a private offering exempt from the registration requirements of the Securities Act of 1933.  The notes are guaranteed on a senior unsecured basis by substantially all of the Company’s existing and future domestic restricted subsidiaries (other than Finance Corp.), subject to certain exceptions.  The Company closed the private placement on November 8, 2013.  The Company used the net offering proceeds to fund a portion of the consideration payable in the Arrow Acquisition and to pay related fees and expenses, and to repay borrowings under the Company’s new $1 billion senior secured revolving credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD MIDSTREAM PARTNERS LP

By: CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Dated:	February 28, 2014	By:	/s/ ROBERT G. PHILLIPS
Robert G. Phillips, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Crestwood Midstream GP LLC, as general partner of Crestwood Midstream Partners LP, the registrant, in the capacities and on the dates indicated.

Date	Signature and Title
February 28, 2014	/S/ ROBERT G. PHILLIPS Robert G. Phillips, President, Chief Executive Officer and Director (Principal Executive Officer)

February 28, 2014	/S/ MICHAEL J. CAMPBELL Michael J. Campbell, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 28, 2014	/S/ STEVEN M. DOUGHERTY Steven M. Dougherty, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 28, 2014	/S/ ALVIN BLEDSOE Alvin Bledsoe, Director

February 28, 2014	/S/ MICHAEL G. FRANCE Michael G. France, Director

February 28, 2014	/S/ PHILIP D. GETTIG Philip D. Gettig, Director

February 28, 2014	/S/ WARREN H. GFELLER Warren H. Gfeller, Director

February 28, 2014	/S/ DAVID LUMPKINS David Lumpkins, Director

February 28, 2014	/S/ JOHN J. SHERMAN John J. Sherman, Director

February 28, 2014	/S/ DAVID M. WOOD David M. Wood, Director

Schedule II

Inergy Midstream, L.P.
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Other Additions	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
Three Months Ended December 31, 2012	$—	$—	$—	$—	$—
Twelve Months Ended September 30, 2012	$—	$—	$—	$—	$—
Twelve Months Ended September 30, 2011	0.1	—	—	(0.1)	—
Twelve Months Ended September 30, 2010	0.1	—	—	—	0.1