Form 10-Q
period 2014-03-31
Crestwood Midstream Partners LP
filed 2014-05-08
CIK 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Crestwood Midstream Partners LP

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5.0	$2.7
Accounts receivable	237.3	205.1
Inventory	10.7	7.0
Prepaid expenses and other current assets	13.6	10.2
Total current assets	266.6	225.0

Property, plant and equipment (Note 3)	3,632.8	3,565.7
Less: accumulated depreciation and depletion	248.4	215.6
Property, plant and equipment, net	3,384.4	3,350.1

Intangible assets (Note 3)	1,029.8	1,025.1
Less: accumulated amortization	73.1	54.3
Intangible assets, net	956.7	970.8

Goodwill	1,689.3	1,682.8
Investment in unconsolidated affiliates (Note 5)	171.1	151.4
Other assets	23.3	21.7
Total assets	$6,491.4	$6,401.8

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$153.7	$154.5
Accounts payable - related party (Note 11)	37.5	8.7
Accrued expenses and other liabilities	151.8	148.4
Current portion of long-term debt (Note 7)	10.4	2.9
Total current liabilities	353.4	314.5

Long-term debt, less current portion (Note 7)	1,979.1	1,867.9
Other long-term liabilities	28.0	26.3
Commitments and contingencies (Note 10)

Partners’ capital (Note 8):
Partners’ capital (187,994,435 and 187,243,989 limited partner units issued and outstanding at March 31, 2014 and December 31, 2013)	4,014.5	4,092.1
Total Crestwood Midstream Partners LP partners’ capital	4,014.5	4,092.1
Interest of non-controlling partners in subsidiary	116.4	101.0
Total partners’ capital	4,130.9	4,193.1
Total liabilities and partners’ capital	$6,491.4	$6,401.8
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Gathering and processing	$78.6	$46.8
Storage and transportation	44.3	—
NGL and crude services	409.9	—
Related party (Note 11)	4.2	25.6
	537.0	72.4
Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	7.7	6.7
Storage and transportation	3.2	—
NGL and crude services	376.2	—
Related party (Note 11)	11.0	6.8
	398.1	13.5
Expenses:
Operations and maintenance	28.0	13.0
General and administrative	24.1	7.8
Depreciation, amortization and accretion	50.8	17.4
	102.9	38.2
Other operating income (expense):
Gain on long-lived assets	0.5	—
Loss on contingent consideration (Note 10)	(2.1)	—
Operating income	34.4	20.7
Loss from unconsolidated affiliates, net	(0.1)	—
Interest and debt expense, net	(28.1)	(11.4)
Income before income taxes	6.2	9.3
Provision for income taxes	0.7	0.4
Net income	5.5	8.9
Net income attributable to non-controlling partners	(3.1)	—
Net income attributable to Crestwood Midstream Partners LP	$2.4	$8.9

Non-managing general partner's interest in net income	$7.5	$5.2
Limited partners’ interest in net income (loss)	$(5.1)	$3.7

Net income (loss) per limited partner unit:
Basic	$(0.03)	$0.06
Diluted	$(0.03)	$0.06

Weighted-average limited partners’ units outstanding (in thousands):
Basic	187,840	64,656
Diluted	187,840	64,656
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2013	$4,092.1	$101.0	$4,193.1
Distributions to general partner	(10.5)	—	(10.5)
Distributions to limited partners	(74.1)	—	(74.1)
Unit-based compensation charges	4.6	—	4.6
Issuance of preferred equity of subsidiary	—	12.3	12.3
Net income	2.4	3.1	5.5
Balance at March 31, 2014	$4,014.5	$116.4	$4,130.9
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net income	$5.5	$8.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	50.8	17.4
Amortization of debt-related deferred costs and premiums	1.8	1.1
Unit-based compensation charges	4.6	0.6
Gain on long-lived assets	(0.5)	—
Loss on contingent consideration	2.1	—
Loss from unconsolidated affiliates, net	0.1	—
Deferred income taxes	0.5	—
Other	0.2	0.1
Changes in operating assets and liabilities, net of effects from acquisitions	(7.0)	6.0
Net cash provided by operating activities	58.1	34.1

Investing activities
Acquisitions, net of cash acquired (Note 4)	(12.1)	—
Purchases of property, plant and equipment	(67.7)	(24.3)
Investment in unconsolidated affiliates	(19.8)	—
Net cash used in investing activities	(99.6)	(24.3)

Financing activities
Proceeds from the issuance of long-term debt	306.0	199.5
Principal payments on long-term debt	(188.8)	(157.0)
Payments on capital leases	(1.1)	(1.0)
Payments for debt related deferred costs	—	(0.1)
Distributions to limited partners	(74.1)	(21.0)
Distributions to general partner	(10.5)	(4.1)
Distributions for additional interest in Crestwood Marcellus Midstream LLC	—	(129.0)
Net proceeds from issuance of limited partner units	—	103.5
Net proceeds from issuance of preferred equity of subsidiary	12.3	—
Taxes paid for unit-based compensation vesting	—	(0.7)
Net cash provided by (used in) financing activities	43.8	(9.9)

Net increase (decrease) in cash	2.3	(0.1)
Cash at beginning of period	2.7	0.1
Cash at end of period	$5.0	$—

Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(3.4)	$1.6
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Business Description

Crestwood Midstream Partners LP (the Company or Crestwood) is a publicly-traded (NYSE: CMLP) Delaware limited partnership that provides midstream solutions to customers in the crude oil, natural gas liquids (NGLs) and natural gas sectors of the energy industry. We are engaged primarily in the gathering, processing, storage and transportation of natural gas and NGLs and the gathering, storage and transportation of crude oil.

As of March 31, 2014, our general partner, Crestwood Equity Partners LP (CEQP), owns our non-economic general partnership interest, approximately 4% of our common units representing limited partnership interests and 100% of our incentive distribution rights (IDRs), which entitle CEQP to receive 50% of all distributions paid to our common unit holders in excess of our initial quarterly distributions of $0.37 per common unit. CEQP is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve) and which owns approximately 11% of our common units as of March 31, 2014.

Our financial statements reflect three operating and reporting segments, including:

•
Gathering and Processing: our gathering and processing (G&P) operations provide natural gas gathering, processing, treating, compression, transportation services and sales of natural gas and the delivery of NGLs to producers in unconventional shale plays and tight-gas plays in West Virginia, Wyoming, Texas, Arkansas, New Mexico and Louisiana. This segment primarily includes our rich gas gathering systems and processing plants in the Marcellus, Powder River Basin (PRB) Niobrara, Barnett, and Permian Shale plays, and our dry gas gathering systems in the Barnett, Fayetteville, and Haynesville Shale plays;

•
Storage and Transportation: our storage and transportation operations provide regulated natural gas storage and transportation services to producers, utilities and other customers. This segment primarily includes our natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake) and natural gas transmission facilities (the North-South Facilities, the MARC I Pipeline and the East Pipeline) in New York and Pennsylvania; and

•
NGL and Crude Services: our NGL and crude services operations provide gathering, storage and transportation services to producers, refiners, marketers and other customers in or near unconventional shale plays in North Dakota and New York. This segment primarily includes our integrated Bakken crude oil footprint in North Dakota, which consists of (i) the COLT Hub, a crude oil rail loading and storage terminal, (ii) the Arrow crude oil, natural gas and water gathering systems, and (iii) our fleet of over-the-road crude and produced water transportation assets. This segment also includes our Bath storage facility, an NGL underground storage facility in New York, and US Salt, a solution-mining and salt production company in New York.

On October 7, 2013, we changed our name from Inergy Midstream, L.P. to Crestwood Midstream Partners LP. Unless otherwise indicated, references in this report to “we,” “us,” “our,” “ours,” “our company,” the “partnership,” the “Company,” “Crestwood” and similar terms refer to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to (i) the Crestwood Merger refers to the October 7, 2013 merger of the Company’s wholly-owned subsidiary with and into Legacy Crestwood, with Legacy Inergy continuing as the surviving legal entity; (ii) Legacy Crestwood refers to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries prior to the Crestwood Merger; and (iii) Legacy Inergy refers to either Inergy Midstream, L.P. itself or Inergy Midstream, L.P. and its consolidated subsidiaries prior to the Crestwood Merger. See Note 4 for additional information on the Crestwood Merger.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements were originally the financial statements of Legacy Crestwood, prior to the Crestwood Merger and the merger of Legacy Crestwood with and into Legacy Inergy on October 7, 2013 as discussed above. Crestwood Holdings acquisition of control of CEQP’s general partner on June 19, 2013 was accounted for as a reverse acquisition under the purchase method of accounting in accordance with accounting standards for business combinations.  CEQP’s accounting for this reverse acquisition resulted in the legal acquiree (Crestwood Gas Services GP LLC) being the acquirer for accounting purposes.  CEQP’s accounting acquiree (Inergy, inclusive of Inergy Midstream) was subject to the purchase method of accounting and its balance sheet was adjusted to fair market value as of June 19, 2013.  Accordingly, the merger of Legacy Crestwood and Inergy Midstream on October 7, 2013 was accounted for as a reverse merger amongst entities under common control.  Although Legacy Crestwood was the surviving entity for accounting purposes, Inergy Midstream was the surviving entity for legal purposes, and consequently we changed our name from Inergy Midstream, L.P. to Crestwood Midstream Partners LP.

The financial information as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013, is unaudited. The consolidated balance sheet as of December 31, 2013, was derived from the audited balance sheet filed in our 2013 Annual Report on Form 10-K. Our consolidated financial statements are prepared in accordance with US GAAP and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. Beginning in the first quarter of 2014, we began recording our operating and administrative expenses as operations and maintenance expenses and general and administrative expenses. In addition, we also reclassified our income statement for the three months ended March 31, 2013 to reflect this change. This change had no impact on our previously reported net income, earnings per unit or partners' capital.

The accompanying consolidated financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2014.

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2013 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2014.

Note 3 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Gathering systems and pipelines	1,225.4	1,231.1
Facilities and equipment	1,289.4	1,041.0
Buildings, land, rights-of-way, storage contracts and easements	769.5	766.2
Vehicles	7.8	4.1
Construction in process	179.7	360.5
Base gas	36.3	36.3
Salt deposits	120.5	120.5
Office furniture and fixtures	4.2	6.0
	3,632.8	3,565.7
Less: accumulated depreciation and depletion	248.4	215.6
Total property, plant and equipment, net	$3,384.4	$3,350.1

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Capital Leases. We have a compressor station, treating facility and certain auto leases which are accounted for as capital leases. Our compressor station and treating facility leases are reflected in facilities and equipment in the above table. We had capital lease assets of $3.8 million and $5.0 million included in property, plant and equipment, net at March 31, 2014 and December 31, 2013.

Intangible Assets

Intangible assets consisted of the following at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Customer accounts	$480.3	$476.4
Covenants not to compete	3.8	3.0
Gas gathering, compression and processing contracts	451.4	451.4
Acquired storage contracts	29.0	29.0
Trademarks	11.0	11.0
Deferred financing and other costs	54.3	54.3
	1,029.8	1,025.1
Less: accumulated amortization	73.1	54.3
Total intangible assets, net	$956.7	$970.8

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Accrued expenses	$14.5	$20.0
Accrued property taxes	3.5	7.6
Accrued product purchases payable	1.8	1.6
Tax payable	11.4	10.6
Interest payable	27.0	14.9
Accrued additions to property, plant and equipment	55.5	58.1
Commitments and contingent liabilities (Note 10)	33.5	31.4
Capital leases	2.0	2.6
Deferred revenue	2.6	1.6
Total accrued expenses and other liabilities	$151.8	$148.4

Note 4 – Acquisitions

2014 Acquisition

Crude Transportation Acquisition (Bakken)

On March 21, 2014, we purchased substantially all of the operating assets of Red Rock Transportation Inc. (Red Rock) for approximately $14.1 million, comprised of $12.1 million paid at closing plus deferred payments of $2.0 million. Red Rock is a trucking operation located in Watford City, North Dakota which provides crude oil and produced water hauling services to the oilfields of western North Dakota and eastern Montana. The acquired assets include a fleet of approximately 56 trailer tanks, 22 double bottom body tanks and 44 tractors with more than 25,000 barrels per day of crude hauling capacity. We allocated approximately $10.9 million of the purchase price to property, plant and equipment and intangible assets and approximately $3.2 million to goodwill. These assets are included in our NGL and crude services segment.

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
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the merger date (in millions):

Current assets	$49.1
Property, plant and equipment	1,677.8
Intangible assets	196.0
Other assets	2.9
Total identifiable assets acquired	1,925.8

Current liabilities	30.9
Long-term debt	745.0
Other long-term liabilities	5.3
Total liabilities assumed	781.2

Net identifiable assets acquired	1,144.6
Goodwill	1,537.7
Net assets acquired	$2,682.3
Of the $1,537.7 million of goodwill, $809.1 million is reflected in our NGL and crude services segment and $728.6 million is reflected in our storage and transportation segment. Goodwill recognized relates primarily to synergies and new expansion opportunities expected to result from the combination of Legacy Inergy and Legacy Crestwood.  The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and is subject to material change.
Arrow Acquisition

On November 8, 2013, we acquired Arrow Midstream Holdings, LLC (Arrow) for approximately $750 million, subject to customary capital expenditure, working capital adjustments of approximately $12.8 million, representations, warranties and indemnifications.  The acquisition was consummated by merging one of our wholly-owned subsidiaries with and into Arrow (the Arrow Acquisition), with Arrow continuing as the surviving entity and our wholly-owned subsidiary. The base merger consideration consisted of $550 million in cash and 8,826,125 common units issued to the sellers, subject to adjustment for standard working capital provisions.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$191.1
Property, plant and equipment	400.2
Intangible assets	323.4
Other assets	19.5
Total identifiable assets acquired	934.2

Current liabilities	215.3
Assets retirement obligations	1.2
Other long-term liabilities	3.7
Total liabilities assumed	220.2

Net identifiable assets acquired	714.0
Goodwill	48.8
Net assets acquired	$762.8
The $48.8 million of goodwill is reflected in our NGL and crude services segment. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets. During the three months ended March 31, 2014, we also recognized approximately $4.6 million of transaction-related fees primarily related to services provided in 2013 related to this acquisition. The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and is subject to material change.

Unaudited Pro Forma Financial Information

The following table represents the pro forma consolidated statement of operations as if the Legacy Inergy reverse merger and the Arrow Acquisition had been included in our consolidated results for the three months ended March 31, 2013 (in millions, except per unit information).

Revenues	$424.7
Net income	$13.1

Net income per limited partner unit(a):
Basic	$0.09
Diluted	$0.09

(a) Basic and diluted net income per limited partner unit for the three months ended March 31, 2013 were computed based on the number of Legacy Inergy common units outstanding plus the number of common units issued by Legacy Inergy to Legacy Crestwood unitholders as part of the Crestwood Merger and the number of units issued in conjunction with the Arrow Acquisition.

These amounts have been calculated after applying our accounting policies and adjusting the results of the acquisitions to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective reporting period. The purchase price allocation for the reverse merger of Legacy Inergy and the Arrow Acquisition has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Accordingly, the purchase accounting adjustments made in connection with the development of the unaudited pro forma are preliminary and subject to change.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Investments in Unconsolidated Affiliates

Jackalope Gas Gathering Services, L.L.C.

Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, owns a 50% ownership interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) which we account for under the equity method of accounting. During the three months ended March 31, 2014, Crestwood Niobrara contributed $17.3 million to Jackalope to fund its construction projects.

Our investment in Jackalope was $144.8 million and $127.2 million at March 31, 2014 and December 31, 2013. We have reflected the earnings from our investment in Jackalope in our consolidated statements of income, which includes our share of net earnings based on our ownership interest and other adjustments recorded by us as discussed below. During the three months ended March 31, 2014, our share of Jackalope’s net earnings was approximately $1.1 million. As of March 31, 2014, our investment balance in Jackalope exceeded our equity in the underlying net assets of Jackalope by approximately $56.0 million. We amortize and generally assess the recoverability of this amount based on the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake) and RKI Exploration and Production, LLC (RKI). The amortization is reflected as reduction of our earnings from unconsolidated affiliates, and during the three months ended March 31, 2014, we recorded amortization expense of approximately $0.8 million.

Jackalope is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the three months ended March 31, 2014, Jackalope did not make any distributions to its members.

Our Jackalope investment is included in our gathering and processing segment.

Powder River Basin Industrial Complex, LLC

Crestwood Crude Logistics LLC (Crude Logistics), our consolidated subsidiary, owns a 50% ownership interest in Powder River Basin Industrial Complex, LLC (PRBIC) which we account for under the equity method of accounting. During the three months ended March 31, 2014, Crude Logistics invested approximately $2.5 million in PRBIC to fund its construction projects.

Our investment in PRBIC was $26.3 million and $24.2 million at March 31, 2014 and December 31, 2013. During the three months ended March 31, 2014, our share of PRBIC’s loss was approximately $0.4 million. As of March 31, 2014, our investment balance in PRBIC approximated our equity in the underlying net assets of PRBIC.

PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the three months ended March 31, 2014, PRBIC did not make any distributions to its members.

Our PRBIC investment is included in our NGL and crude services segment.

Note 6 - Earnings Per Limited Partner Unit

Prior to the Crestwood Merger, net income attributable to Legacy Crestwood was allocated to the general partner and the limited partners in accordance with their respective ownership percentages, after giving effect to incentive distributions earned by the general partner. To the extent cash distributions exceeded net income attributable to Legacy Crestwood, the excess distributions were allocated proportionately to all participating units outstanding based on their respective ownership percentages. As a result of the Crestwood Merger, CEQP, which owns our general partner, owns a non-economic general partner interest in us and 100% of our IDRs. We allocate net income attributable to CMLP to our limited partners after giving effect to the IDRs earned by CEQP.

Basic earnings per unit are calculated using the two-class method. Diluted earnings per unit are computed using the treasury stock method, which considers the impact to net income attributable to CMLP and limited partner units from the potential issuance of limited partner units as discussed below. The weighted average number of units outstanding is calculated based on the presumption that the number of common units issued by Legacy Inergy to Legacy Crestwood unitholders as part of the Crestwood Merger were outstanding for the entire period prior to Crestwood Merger.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below show the (i) allocation of net income attributable to limited partners and the (ii) net income attributable to CMLP per limited partner unit based on the number of basic and diluted limited partner units outstanding for the three-month periods ended March 31, 2014 and 2013 (in millions):

Allocation of Net Income Attributable to CMLP to General Partner and Limited Partners
	Three Months Ended
	March 31,
	2014	2013
Net income attributable to CMLP	$2.4	$8.9
General partner’s incentive distributions	(7.5)	(5.0)
Net income (loss) attributable to CMLP after incentive distributions	(5.1)	3.9
General partner’s interest in net income attributable to CMLP after incentive distributions	—	(0.2)
Limited partners’ interest in net income (loss) attributable to CMLP after incentive distributions	$(5.1)	$3.7

Earnings Per Limited Partner Unit
	Three Months Ended
	March 31,
	2014	2013
Limited partners’ interest in net income (loss)	$(5.1)	$3.7
Weighted-average limited partner units - basic	187.8	64.7
Effect of diluted units	—	—
Weighted-average limited partner units - diluted	187.8	64.7

Basic earnings per unit:
Net income (loss) per limited partner	$(0.03)	$0.06
Diluted earnings per unit:
Net income (loss) per limited partner	$(0.03)	$0.06

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to CMLP per limited partner unit is anti-dilutive. During the three months ended March 31, 2014, we excluded 4,922,372 common units, representing Crestwood Niobrara's preferred units if converted to common units, from our diluted earnings per unit. There were no units excluded from our dilutive earnings per share as we did not have any anti-dilutive units for the three months ended March 31, 2013. See Note 8 for additional information regarding the potential conversion of the preferred security units to common units.

Note 7 - Financial Instruments

Fair Value

We separate the fair values of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instruments and would be reflected at the end of the period in which the change occurs. At March 31, 2014 and December 31, 2013, there were no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.

As of March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments. The fair value of our credit facilities approximated their carrying amounts as of March 31, 2014 and December 31, 2013 due primarily to the variable nature of the interest rate of the instruments, which is considered a Level 2 fair value measurement.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value and fair value of our senior notes (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Senior Notes	$600.0	$624.0	$600.0	$617.3
2019 Senior Notes	$351.2	$381.5	$351.2	$379.3
2020 Senior Notes	$504.5	$528.4	$504.7	$513.8

Long-Term Debt

Long-term debt consisted of the following at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Credit Facility	$532.1	$414.9
2019 Senior Notes	350.0	350.0
Premium on 2019 Senior Notes	1.2	1.2
2020 Senior Notes	500.0	500.0
Fair value adjustment of 2020 Senior Notes	4.5	4.7
2022 Senior Notes	600.0	600.0
Other	1.7	—
Total debt	1,989.5	1,870.8
Less: current portion	10.4	2.9
Total long-term debt	$1,979.1	$1,867.9

Credit Facility

We have a five-year $1 billion senior secured revolving credit facility (the Credit Facility), which is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The Credit Facility includes a sub-limit up to $25 million for same-day swing line advances and a sub-limit up to $250 million for letters of credit. Subject to limited exception, the credit facility is secured by substantially all of the equity interests and assets of our restricted domestic subsidiaries, and is joint and severally guaranteed by substantially all of our restricted domestic subsidiaries.

At March 31, 2014, the balance outstanding on the Credit Facility was $532.1 million and outstanding standby letters of credit amounted to $31.4 million. As a result, we had $436.5 million of remaining capacity under the revolving credit facility at March 31, 2014, subject to compliance with any applicable covenants under our credit agreement. The weighted-average interest rate as of March 31, 2014 was 5.71%.

We are required under our credit agreement to maintain a consolidated leverage ratio (as defined in our credit agreement) of not more than 5.00 (subject to, at our election, a consolidated net leverage ratio of not more than 5.50 to 1.0 during certain periods following certain material acquisitions as further described in our credit agreement) to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 2.50 to 1.0.

At March 31, 2014, we elected to use a consolidated net leverage ratio of 5.50 to 1.0. Our total funded debt to consolidated EBITDA was approximately 5.06 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 3.61 to 1.0 at March 31, 2014.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Senior Notes

We have three series of senior unsecured notes outstanding, including (i) $350 million in aggregate principal amount of 7.75% Senior Notes due 2019 (the 2019 Senior Notes), (ii) $500 million in aggregate principal amount of 6.0% Senior Notes due 2020 (the 2020 Senior Notes), and (iii) $600 million in aggregate principal amount of 6.125% Senior Notes due 2012 (the 2022 Senior Notes, and together with the 2019 Senior Notes and 2020 Senior Notes, our Senior Notes). Our Senior Notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries, subject to certain exceptions.

At March 31, 2014, we were in compliance with all of our debt covenants applicable to our Credit Facility and our Senior Notes. For additional information regarding our debt covenants, see our 2013 Annual Report on Form 10-K as filed with the SEC.

Note 8 - Partners’ Capital

Distributions

Our partnership agreement requires us to distribute, within 45 days after the end of each quarter, all available cash (as defined in our partnership agreement) to common unitholders of record on the applicable record date. The general partner is not entitled to distributions on its non-economic general partner interest.

Distributions to General Partner

During the three months ended March 31, 2014 and 2013, the general partner received cash distributions (representing IDRs and distributions related to general partner units held) of approximately $10.5 million and $4.1 million.

Distributions to Limited Partners

The following table presents our quarterly cash distribution for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Record Date	Payment Date	Per Unit Rate	Cash Distribution (in millions)
February 7, 2014	February 14, 2014	$0.41	$74.1

The following table presents Legacy Crestwood's quarterly cash distribution for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Record Date	Payment Date	Per Unit Rate	Cash Distribution (in millions)
January 31, 2013	February 12, 2013	$0.51	$21.0

On April 24, 2014, we declared a distribution of $0.41 per limited partner unit to be paid on May 15, 2014, to unitholders of record on May 8, 2014 with respect to the first quarter of 2014. On May 10, 2013, Legacy Crestwood paid a distribution of $0.51 per limited partner unit for a total of $27.4 million with respect to the first quarter of 2013.

Other Partners’ Capital Transaction

On January 8, 2013, Legacy Crestwood acquired Crestwood Holdings’ 65% membership interest in Crestwood Marcellus Midstream LLC for approximately $258.0 million, of which approximately $129.0 million was funded through the issuance of 6,190,469 Class D units and the issuance of 133,060 general partner units to the Legacy Crestwood general partner. We reflected the issuances of the Class D and general partner units as distributions for additional interest in Crestwood Marcellus Midstream LLC in our consolidated statements of cash flows for the three months ended March 31, 2013.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Preferred Equity of Subsidiary

Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope. The preferred interest is reflected as non-controlling interest in our consolidated financial statements. During the three months ended March 31, 2014, we allocated approximately $3.1 million of net income to the non-controlling interest, which was based on the overall return attributable to the preferred security.

Crestwood Niobrara will fund 75% of future capital contributions to Jackalope through additional preferred interest issuances to GE (up to a maximum of an additional $41.6 million as of March 31, 2014), with the remainder to be funded through our capital contributions to Crestwood Niobrara. During the three months ended March 31, 2014, GE EFS made a capital contribution of $12.3 million to Crestwood Niobrara in exchange for an equivalent number of preferred units. Through March 31, 2014, GE has made capital contributions totaling $108.4 million.

Crestwood Niobrara has the option to pay distributions to GE with cash or by issuing additional preferred units through the January 2015 distribution. During the three months ended March 31, 2014, Crestwood Niobrara issued 2,210,294 preferred units to GE in lieu of paying a cash distribution. We serve as the managing member of Crestwood Niobrara and, subject to certain restrictions, we have the ability to redeem GE’s preferred interest in either cash or our common units at an amount equal to the face amount of the preferred units plus an applicable return. On April 30, 2014, Crestwood Niobrara issued 2,536,010 preferred units to GE in lieu of paying a cash distribution.

Note 9 - Long-Term Incentive Plan

Long-term incentive awards are granted under the Crestwood Midstream Partners LP Long Term Incentive Plan (Crestwood LTIP) (formerly the Inergy Midstream, L.P. Long Term Incentive Plan) in order to align the economic interests of key employees and directors with those of CMLP's common unitholders and to provide an incentive for continuous employment. Long-term incentive compensation consist solely of grants of restricted common units (which represent limited partner interests of CMLP) which vest based upon continued service.

On January 17, 2014, we issued restricted unit awards, which were approved by the CMLP Board's compensation committee, to certain key employees. The awards consisted of an annual award based on a percentage of each recipient's annual salary, and a one-time bridge award designed to provide an additional base award to certain key employees with no remaining unvested awards given that their previously accumulated equity ownership in Legacy Inergy and Legacy Crestwood vested as a result of the change of control with the Crestwood Merger. Both of these awards vest upon continued service.

The following table summarizes information regarding restricted unit activity during the three months ended March 31, 2014:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2014	250,557	$22.13
Vested - restricted units	(20,568)	$21.68
Granted - restricted units	757,902	$23.41
Unvested - March 31, 2014	987,891	$23.13

As of March 31, 2014 and December 31, 2013, we had total unamortized compensation expense of approximately $16.4 million and $1.8 million related to restricted units, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year. We recognized compensation expense of approximately $2.9 million and $0.6 million during the three months ended March 31, 2014 and 2013, which is included in general and administrative expenses on our consolidated statements of operations. An additional $1.7 million of net compensation expense was allocated from CEQP to CMLP during the three months ended March 31, 2014 (see Note 11). The compensation expense recognized during the three months ended March 31, 2013 was related to the Legacy Crestwood long-term incentive plan. We granted restricted units with a grant date fair value of approximately $17.7 million during the three months ended March 31, 2014.  As of March 31, 2014, we had 6,391,871 units available for issuance under the Crestwood LTIP.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Under the Crestwood LTIP, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended March 31, 2014 and 2013, we withheld 7,456 common units and 1,529 common units to satisfy employee tax withholding obligations.

Note 10 - Commitments and Contingencies

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

Arrow Acquisition Class Action Lawsuit. Prior to the completion of the Arrow Acquisition on November 8, 2013, a train transporting over 50,000 barrels of crude oil produced in North Dakota derailed in Lac Megantic, Quebec, Canada on July 6, 2013. The derailment resulted in the death of 47 people, injured numerous others, and caused severe damage to property and the environment.  In October 2013, certain individuals suffering harm in the derailment filed a motion to certify a class action lawsuit in the Superior Court for the District of Megantic, Province of Quebec, Canada, on behalf of all persons suffering loss in the derailment.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2014, the plaintiffs filed their fourth amended motion to name Arrow and numerous other energy companies as additional defendants in the class action lawsuit. The plaintiffs have named at least 53 defendants purportedly involved in the events leading up to the derailment, including the producers and sellers of the crude being transported, the midstream companies that transported the crude from the well head to the rail system, the manufacturers of the rail cars used to transport the crude, the railroad companies involved, the insurers of these companies, and the Canadian Attorney General.  The plaintiffs allege, among other things, that Arrow (i) was a producer of the crude oil being transported on the derailed train, (ii) was negligent in failing to properly classify the crude delivered to the trucks that hauled the crude to rail loading terminal, and (iii) owed a duty to the petitioners to ensure the safe transportation of the crude being transported.  The motion to authorize the class action will be heard in June 2014.  We believe the claims against us are without merit and will vigorously defend ourselves and oppose the motion for class action.  Moreover, to the extent this action proceeds, we believe we have meritorious defenses to the claims.  Because this litigation is in the early stages of the proceeding, we are unable to estimate a reasonably possible loss or range of loss in this matter.  We have also notified our insurance company of the claim.

We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of March 31, 2014 and December 31, 2013, we had less than $0.1 million accrued for our outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. Our accruals and potential exposures related to our environmental matters were immaterial at March 31, 2014 and December 31, 2013.

Contingent Consideration - Antero

In connection with the Antero Acquisition, we agreed to pay Antero conditional consideration in the form of potential additional cash payments of up to $40 million, depending on the achievement of certain defined average annual production levels achieved during 2012, 2013 and 2014. During 2012 and 2013, Antero did not meet the annual production level to earn additional payments. Based on our estimates of Antero’s 2014 production, we believe their production levels will likely exceed the annual production threshold in the earn-out provision and accordingly, we recognized a liability of $33.5 million and $31.4 million as of March 31, 2014 and December 31, 2013 that represents the fair value of the potential payments that may be made under this earn-out provision. We estimated the liability based on the probability-weighted discounted cash flows using a 5.9% discount rate and our estimate of Antero’s production in 2014 (a Level 3 fair value measurement).

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 - Related Party Transactions

CMLP does not have any employees. We share common management, operating and administrative and overhead costs with CEQP. We have an Omnibus Agreement with CEQP that requires us to reimburse CEQP for all shared costs incurred on its behalf, except for certain unit based compensation which are treated as capital transactions. CEQP allocated to us $15.8 million of costs for the three months ended March 31, 2014. Included in this amount was $1.7 million of net unit-based compensation charges. We have an omnibus agreement with CEQP that requires us to reimburse CEQP for all shared costs incurred on its behalf, except for certain unit based compensation costs which are treated as capital transactions. Due to the nature of these shared costs, it is not practicable to estimate what the costs would have been on a stand-alone basis. Accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have occurred, if we operated as a stand-alone entity.

The following table shows revenues, costs of goods sold and operations and maintenance expenses from our affiliates for the three-month periods ended March 31, 2014 and 2013 (in millions):

	Three Months Ended
	March 31,
	2014(a)	2013
Gathering and processing revenues	$0.9	$25.6
NGL and crude services revenues	$3.3	$—
Gathering and processing costs of goods sold	$11.0	$6.8
General and administrative expenses	$3.8	$5.8

(a)
Concurrent with the Crestwood Merger, Quicksilver Resources Inc. (Quicksilver) is no longer a related party, and as a result our transactions with Quicksilver subsequent to June 19, 2013, are now considered non-affiliated transactions.

The following table shows accounts receivable and accounts payable from our affiliates as of March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
Accounts receivable	$1.4	$1.1
Accounts payable	$37.5	$8.7

For additional information regarding our related parties, see our 2013 Annual Report on Form 10-K as filed with the SEC.

Note 12 - Segments

Financial Information

We have three operating and reporting segments; (i) gathering and processing operations; (ii) storage and transportation operations; and (iii) NGL and crude services operations. Our gathering and processing operations engage in the gathering, processing, treating, compression, transportation and sales of natural gas and the delivery of NGLs. Our storage and transportation operations provide regulated natural gas storage and transportations services to producers, utilities and other customers. Our NGL and crude services operations provide gathering, storage and transportation services to producers, refiners, marketers, and other customers that effectively provide flow assurances to our customers, as well as the production and sale of salt products. Our corporate operations include all general and administrative expenses that are not allocated to the reportable segments. We assess the performance of our operating segments based on EBITDA, which represents operating income plus depreciation, amortization and accretion expense.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net income	$5.5	$8.9
Add:
Interest and debt expense, net	28.1	11.4
Provision for income taxes	0.7	0.4
Depreciation, amortization and accretion	50.8	17.4
EBITDA	$85.1	$38.1

The following tables summarize the reportable segment data for the three-month periods ended March 31, 2014 and 2013 (in millions).

	Three Months Ended March 31, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$79.5	$44.3	$413.2	$—	$537.0
Costs of product/services sold	18.7	3.2	376.2	—	398.1
Operations and maintenance expense	13.4	4.3	10.3	—	28.0
General and administrative expense	—	—	—	24.1	24.1
Gain on long-lived assets	0.5	—	—	—	0.5
Loss on contingent consideration	(2.1)	—	—	—	(2.1)
Earnings (loss) from unconsolidated affiliates, net	0.3	—	(0.4)	—	(0.1)
EBITDA	$46.1	$36.8	$26.3	$(24.1)	$85.1
Goodwill	$99.6	$728.6	$861.1	$—	$1,689.3
Total assets	$1,881.6	$1,975.5	$2,478.0	$156.3	$6,491.4
Cash expenditures for property, plant and equipment	$41.7	$1.2	$23.9	$0.9	$67.7

	Three Months Ended March 31, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$72.4	$—	$—	$—	$72.4
Costs of product/services sold	13.5	—	—	—	13.5
Operations and maintenance expense	13.0	—	—	—	13.0
General and administrative expense	—	—	—	7.8	7.8
EBITDA	$45.9	$—	$—	$(7.8)	$38.1
Goodwill	$95.0	$—	$—	$—	$95.0
Total assets	$1,593.3	$—	$—	$23.5	$1,616.8
Cash expenditures for property, plant and equipment	$23.9	$—	$—	$0.4	$24.3

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Major Customers

Three customers, Tesoro Refining & Marketing Company (Tesoro) (17%), QEP Energy Company (QEP) (12%) and WPX Energy Williston, LLC (WPX) (10%), accounted for 10% or more of our total consolidated revenues for the three months ended March 31, 2014. These customers' revenues are captured in the NGL and crude services segment. Two customers, Quicksilver (35%) and Antero Resources Appalachian Corporation (Antero) (20%), accounted for 10% or more of our total consolidated revenues for the three months ended March 31, 2013. These customers' revenues are captured in the gathering and processing segment.

Four customers, QEP (17%), XTO Energy, Inc. (XTO) (13%), Halcon Resources Corp. (Halcon) (13%) and WPX (12%), accounted for 10% or more of our consolidated accounts receivable at March 31, 2014. These customers' accounts receivable are captured in the NGL and crude services segment. Three customers, Tesoro (19%), Eighty-Eight Oil LLC (10%) and QEP (10%), accounted for 10% or more of our consolidated accounts receivable at December 31, 2013. These customers' accounts receivable are captured in the NGL and crude services segment.

Note 13 – Condensed Consolidating Financial Information

We are a holding company and own no operating assets and have no significant operations independent of our subsidiaries. Obligations under our Senior Notes and our Credit Facility are jointly and severally guaranteed by substantially all of our restricted domestic subsidiaries, except for Crestwood Niobrara and PRBIC (Non-Guarantor Subsidiaries). Crestwood Midstream Finance Corp, the co-issuer of our Senior Notes, is our 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of our Senior Notes.

The tables below present condensed consolidating financial statements for us (parent) on a stand-alone, unconsolidated basis, and our combined guarantor and combined non-guarantor subsidiaries as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014.  As discussed in Note 2, the Crestwood Merger was accounted for as a reverse merger between entities under common control, and as such, changes in the composition of guarantors and non-guarantors should be reflected retrospectively based on the guarantor structure that existed as of the end of the most recent balance sheet.  Accordingly, we have not reflected condensed consolidating financial information for the three months ended March 31, 2013 because our unrestricted subsidiaries were not formed or were not designated as unrestricted subsidiaries as of March 31, 2013.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.8	$4.2	$—	$—	$5.0
Accounts receivable	544.2	227.3	0.2	(534.4)	237.3
Inventories	—	10.7	—	—	10.7
Other current assets	—	13.6	—	—	13.6
Total current assets	545.0	255.8	0.2	(534.4)	266.6

Property, plant and equipment, net	3.6	3,380.8	—	—	3,384.4
Goodwill and intangible assets, net	—	2,646.0	—	—	2,646.0
Investment in consolidated affiliates	6,371.3	—	—	(6,371.3)	—
Investment in unconsolidated affiliates	—	—	171.1	—	171.1
Other assets	0.2	23.1	—	—	23.3
Total assets	$6,920.1	$6,305.7	$171.3	$(6,905.7)	$6,491.4

Liabilities and partners' capital
Current liabilities:
Accounts payable	$797.5	$(72.1)	$0.2	$(534.4)	$191.2
Other current liabilities	11.2	151.0	—	—	162.2
Total current liabilities	808.7	78.9	0.2	(534.4)	353.4

Long-term liabilities:
Long-term debt, less current portion	1,979.1	—	—	—	1,979.1
Other long-term liabilities	1.4	26.6	—	—	28.0
Total long-term liabilities	1,980.5	26.6	—	—	2,007.1

Partners' capital	4,014.5	6,200.2	54.7	(6,254.9)	4,014.5
Interest of non-controlling partners in subsidiaries	116.4	—	116.4	(116.4)	116.4
Total partners' capital	4,130.9	6,200.2	171.1	(6,371.3)	4,130.9
Total liabilities and partners' capital	$6,920.1	$6,305.7	$171.3	$(6,905.7)	$6,491.4

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.1	$1.6	$1.0	$—	$2.7
Accounts receivable	466.8	197.8	0.2	(459.7)	205.1
Inventories	—	7.0	—	—	7.0
Other current assets	—	10.2	—	—	10.2
Total current assets	466.9	216.6	1.2	(459.7)	225.0

Property, plant and equipment, net	4.8	3,345.3	—	—	3,350.1
Goodwill and intangible assets, net	—	2,653.6	—	—	2,653.6
Investment in consolidated affiliates	6,385.2	—	—	(6,385.2)	—
Investment in unconsolidated affiliates	—	—	151.4	—	151.4
Other assets	—	21.7	—	—	21.7
Total assets	$6,856.9	$6,237.2	$152.6	$(6,844.9)	$6,401.8

Liabilities and partners' capital
Current liabilities:
Accounts payable	$782.7	$(159.8)	$—	$(459.7)	$163.2
Other current liabilities	11.5	139.6	0.2	—	151.3
Total current liabilities	794.2	(20.2)	0.2	(459.7)	314.5

Long-term liabilities:
Long-term debt, less current portion	1,867.9	—	—	—	1,867.9
Other long-term liabilities	1.7	24.6	—	—	26.3
Total long-term liabilities	1,869.6	24.6	—	—	1,894.2

Partners' capital	4,092.1	6,232.8	51.4	(6,284.2)	4,092.1
Interest of non-controlling partners in subsidiaries	101.0	—	101.0	(101.0)	101.0
Total partners' capital	4,193.1	6,232.8	152.4	(6,385.2)	4,193.1
Total liabilities and partners' capital	$6,856.9	$6,237.2	$152.6	$(6,844.9)	$6,401.8

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$78.6	$—	$—	$78.6
Storage and transportation	—	44.3	—	—	44.3
NGL and crude services	—	409.9	—	—	409.9
Related party	—	4.2	—	—	4.2
	—	537.0	—	—	537.0

Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	7.7	—	—	7.7
Storage and transportation	—	3.2	—	—	3.2
NGL and crude services	—	376.2	—	—	376.2
Related party	—	11.0	—	—	11.0
	—	398.1	—	—	398.1

Expenses:
Operations and maintenance	—	28.0	—	—	28.0
General and administrative	(2.1)	26.2	—	—	24.1
Depreciation, amortization and accretion	0.2	50.6	—	—	50.8
	(1.9)	104.8	—	—	102.9
Other operating income (expense):
Loss on contingent consideration	—	(2.1)	—	—	(2.1)
Other	—	0.5	—	—	0.5
Operating income	1.9	32.5	—	—	34.4
Interest and debt expense, net	(28.1)	—	—	—	(28.1)
Equity in net income (loss) of subsidiary	31.7	—	—	(31.7)	—
Other	—	—	(0.1)	—	(0.1)
Income (loss) before income taxes	5.5	32.5	(0.1)	(31.7)	6.2
Provision for income taxes	—	0.7	—	—	0.7
Net income (loss)	5.5	31.8	(0.1)	(31.7)	5.5
Net (income) attributable to non-controlling partners	—	—	(3.1)	—	(3.1)
Net income (loss) attributable to Crestwood Midstream Partners LP	5.5	31.8	(3.2)	(31.7)	2.4

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$5.8	$52.3	$—	$—	$58.1

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(12.1)	—	—	(12.1)
Purchases of property, plant and equipment	(0.9)	(66.8)	—	—	(67.7)
Investment in unconsolidated affiliates, net	—	(2.5)	(17.3)	—	(19.8)
Capital contribution from consolidated affiliates	(4.0)	—	—	4.0	—
Other	(2.4)	—	—	2.4	—
Net cash provided by (used in) investing activities	(7.3)	(81.4)	(17.3)	6.4	(99.6)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2.5	303.5	—	—	306.0
Principal payments on long-term debt	—	(188.8)	—	—	(188.8)
Distributions paid	—	(84.6)	—	—	(84.6)
Contributions from parent	—	—	4.0	(4.0)	—
Net proceeds from issuance of preferred equity	—	—	12.3	—	12.3
Payments on capital leases	(0.3)	(0.8)	—	—	(1.1)
Net change in payables to affiliates	—	2.4	—	(2.4)	—
Net cash provided by (used in) financing activities	2.2	31.7	16.3	(6.4)	43.8

Net increase in cash	0.7	2.6	(1.0)	—	2.3
Cash at beginning of period	0.1	1.6	1.0	—	2.7
Cash at end of period	$0.8	$4.2	$—	$—	$5.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2 of this report should be read in conjunction with the accompanying consolidated financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Annual Report on Form 10-K of Crestwood Midstream Partners LP for the year ended December 31, 2013.

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our expectation that we will complete certain projects, and achieve certain capacity or throughput amounts, by specified target dates; (ii) our assessment of certain developing and emerging shale and tight gas plays, including our estimates of rig activity within certain of these areas; and (iii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	our ability to successfully implement our business plan for our assets and operations:

•	governmental legislation and regulations;

•	industry factors that influence the supply of and demand for crude oil, natural gas and NGLs;

•	industry factors that influence the demand for services in the markets (particularly unconventional shale plays) in which we provide services;

•	weather conditions;

•	the availability of crude oil, natural gas and NGLs, and the price of those commodities, to consumers relative to the price of alternative and competing fuels;

•	economic conditions;

•	costs or difficulties related to the integration of our existing businesses and acquisitions;

•	environmental claims;

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

Our Company
We manage, own and operate crude oil, natural gas and NGL midstream assets and operations. Headquartered in Houston, Texas, we are a fully-integrated midstream solution provider that specializes in connecting shale-based energy supplies to key demand markets. We conduct gathering, processing, storage and transportation operations in the most prolific shale plays across the United States.

Our three business segments include (i) gathering and processing, which includes our natural gas G&P operations; (ii) storage and transportation, which includes our natural gas storage and transportation operations; and (iii) NGL and crude services, which includes our crude oil gathering, storage and transportation operations, NGL storage facility and salt production business.

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

•
Marcellus Shale. In the rich gas southwest portion of the Marcellus Shale, we have completed several expansions on our Antero gathering systems that have increased total gathering capacity to 700 MMcf/d as of April 1, 2014, compared to actual first quarter volumes of 531 MMcf/d. Additional expansion projects on our Marcellus systems are expected to increase total gathering capacity to approximately 875 MMcf/d and gathering volumes to 750 MMcf/d at year-end 2014.  We expect to complete an additional 120 MMcf/d compressor station in Antero's western development area during the second quarter of 2014.  We estimate that Antero had 32 drilled but uncompleted wells on pads connected to our gathering system at March 31, 2014.  Many of these wells were completed in April, leading to an increase in volumes and we estimate that Antero continues to operate approximately 15 drilling rigs in northern West Virginia.

•
Powder River Basin (PRB) Niobrara. Expansion of the Jackalope gas gathering system and construction of the 120 MMcf/d Bucking Horse gas processing plant remains on schedule to be completed in the fourth quarter of 2014. In the first quarter of 2014, gathering volumes on the Jackalope gas gathering system were 53 MMcf/d due to limitations on local processing. We estimate that Chesapeake and RKI have approximately 37 drilled but uncompleted wells available to be connected to the system, and that Chesapeake continues to run approximately three rigs on the 311,000 acre dedication. Under Jackalope’s cost of service gathering agreement, gathering fees have increased in 2014, taking into account the significant capital being invested in the midstream infrastructure. In addition, there has been a considerable increase in rig activity and drilling permits in recent months targeting multiple producing formations such as the Niobrara, Frontier/Turner, Sussex/Shannon and Parkman/Teapot. We are actively working with area producers to develop additional gathering and processing facilities beyond our Jackalope acreage in the region.

•
Permian Delaware Basin. On April 1, 2014, we announced a Phase 2 expansion of our Willow Lake project to include a 20 MMcf/d cryogenic processing facility and expand our gathering system, anchored by a 10-year fixed-fee gas gathering and processing agreement with Legend Production Holdings, LLC in Eddy County, New Mexico. Construction of the Willow Lake plant remains on schedule for completion in third quarter of 2014 at a cost of approximately $25 million to $30 million. We are also actively working with area producers, targeting the Bone Spring, Avalon and Wolfcamp formations, for a potential Phase 3 expansion and installation of a Delaware Ranch processing plant with a capacity of approximately 120 MMcf/d. The Delaware Ranch Plant is currently owned by us as a result of our 2012 acquisition of Devon’s West Johnson County processing plant located in the Barnett Shale region.  These projects support emerging production from one of the most active drilling areas within the region.

•
Barnett Shale. Our Barnett Shale dry and rich gas gathering systems had a 5% decline in average volumes during the first quarter of 2014. Our primary customer in the Barnett, Quicksilver, has recently resumed drilling activity in the Alliance and Lake Arlington dry gas areas and connected 14 wells in late March 2014. As a result, April 2014 quarter-to-date gathering volumes on the Barnett Shale systems have averaged approximately 440 MMcf/d, approximately 14% higher than the first quarter of 2014 average.

Storage and Transportation

Our storage and transportation segment consists of our interconnected natural gas storage and transportation assets in the Northeast. We have four natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake) and three transportation pipelines (North-South Facilities, MARC I and the East Pipeline) located in the Northeast in or near the Marcellus Shale. Our storage facilities provide 41.0 Bcf of firm storage capacity and our transportation assets provide more than 1.0 Bcf/d of firm transportation capacity to producers, utilities, marketers and other customers.

•
Northeast Storage and Transportation.  We continued to experience high demand for storage and transportation services during the first quarter of 2014 due to continued growth in Marcellus shale production, sustained colder weather throughout the region, increased volatility and widening of basis differential along our pipeline systems.  During the first quarter of 2014, total throughput deliveries (including storage withdrawals plus firm and interruptible transportation services) averaged approximately 1.44 Bcf/d, an increase of 5% from the fourth quarter of 2013, with peak deliveries reaching as high as 1.77 Bcf/d during the quarter.  Following a successful open season during the first quarter of 2014, we executed long-term agreements to provide an additional 40,000 dekatherms per day (“Dth/d”) of firm transportation on our North/South facilities and MARC I Pipeline which began on April 1, 2014. We are currently in active negotiations with customers to provide up to an additional 150,000 Dth/d of firm capacity on these systems which is expected to begin in the first quarter of 2015.  The additional capacity would be completed through the modification and replacement of an existing compressor unit at the NS -1 station.

NGL and Crude Services

Our NGL and crude services segment consists of our crude oil gathering systems, rail terminals and other transportation assets, as well as our NGL storage facility and US Salt. We have facilities located in the core of the Bakken Shale, one of the most prolific crude oil shales in North America, and the premium Northeast demand market. We utilize these facilities on a portfolio basis to provide integrated supply and logistics solutions to producers, refiners and other customers.

•
Arrow System (Bakken). We experienced unusually harsh winter weather conditions during the first quarter of 2014 that caused producing wells to be shut-in and that forced producers to delay their drilling and completion schedules (resulting in fewer than anticipated wells being connected to our system). Following the harsh winter in early 2014, average volumes have increased by approximately 12% in April and early May on our Arrow system compared to the first quarter of 2014 and we expect this trend to continue in the second quarter of 2014. In addition, we are adding 200,000 barrels of crude oil storage on the Arrow gathering system, contracting for firm pipeline transport on third party systems that directly connect our Arrow system and our COLT Hub, and have ordered two crude oil unit trains, which we expect to receive in the first quarter of 2015.

•
COLT Hub (Bakken). We substantially completed the COLT Hub expansion project (including expansion of rail loading capacity to 160,000 Bbls/d and adding 480,000 barrels of storage) in the first quarter of 2014 and have sinced experienced daily loading volumes in excess of the first quarter average volumes (as high as 150,000 Bbls/d) in the second quarter. New long-term agreements with BP Products North America, Inc. and Statoil Marketing & Trading in 2014, which were effective April 1, 2014, further support the COLT expansion. We expect to complete the installation of new release and departure track at the COLT Hub in the third quarter of 2014, which will provide greater operational flexibility to our customers and the BNSF Railroad and consequently improve utilization rates.

•
Transportation Fleet (Bakken). On March 21, 2014, we acquired a crude oil and produced water transportation fleet based in Watford City, North Dakota, which added capacity for approximately 22,000 Bbls/d of crude oil and water truck transportation volumes. We expect this transportation fleet acquisition to (i) further expand the menu of integrated takeaway solutions that we are able to offer to Bakken producers, (ii) provide greater crude marketing opportunities for us in the region, and (iii) provide opportunities to transport water volumes being produced by our Arrow customers until we are able to increase pipeline takeaway capacity on the Arrow system.

Regulatory Matters

In addition, we are experiencing greater regulatory challenges relative to our Bakken crude oil operations, particularly with respect to (i) increased regulation and enforcement efforts relating to the crude packaging classifications, which predominantly impacts our crude-by-rail operations at the COLT Hub and our crude oil sales at the Arrow central delivery point, and (ii) recent right-of-way regulations implemented by the MHA Nation that are designed to foster more environmentally-friendly oil and gas practices and to generate revenue from oil and gas activities performed on the Fort Berthold Reservation. We expect to manage these regulatory challenges accordingly and, in this regard, we are working closely with (i) regulatory authorities to ensure compliance with existing regulation and provide input on proposed initiatives, and (ii) the MHA Nation to craft right-of-way policies and exemptions that strike an appropriate balance between the industry and the MHA Nation. However, we cannot provide any assurances that new regulatory challenges facing Bakken producers and our company will not have impact our results of operations in a material and adverse manner.

We continue to pursue the state regulatory permits required to construct our proposed Finger Lakes NGL storage facility near Watkins Glen, New York.  This year’s harsh winter conditions significantly taxed the propane supply infrastructure in the Northeast, to the point where New York propane consumers alone incurred more than $100 million of incremental supply delivery costs that could have been avoided had our proposed storage facility been operational.  With domestic propane production and export volumes expected to increase in the near term, we anticipate that propane consumers in New York and the greater New England and Mid-Atlantic markets will continue to face significantly higher costs to obtain propane supplies until additional local storage can be installed to help balance out seasonal price dislocations.  Although it has become clear that political agendas are driving the DEC’s ongoing delay in permitting the Finger Lakes project, we remain optimistic that these political headwinds will subside later this year and we will place into service the Finger Lakes storage project next year.  We continue to work proactively with industry associations to educate federal, state and local agencies and officials on the market’s need for this critical energy infrastructure and otherwise generate public support for projects like our Finger Lakes project that support growing demand in the local and regional markets.  In this regard, during the quarter (i) the National Propane Gas Association and the New York Propane Gas Association publicly called upon Governor Cuomo and the DEC to authorize our storage project, and encouraged their members to voice support for our project, and (ii) Enterprise, which owns the pipeline that has historically delivered to New York the bulk of its propane requirements, has publicly explained the need for and supported our Finger Lakes storage project.

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

Results of Operations

Our consolidated financial statements were originally the financial statements of Legacy Crestwood, prior to the Crestwood Merger and the merger of Legacy Crestwood with and into Legacy Inergy on October 7, 2013 as discussed in Item 1, Financial Statements, Note 1. Financial data presented for the March 31, 2013 period solely reflects the operations of Legacy Crestwood. The following table summarizes our results of operations for the three-month periods ended March 31, 2014 and 2013 (in millions).

	Three Months Ended
	March 31,
	2014	2013
Revenues	$537.0	$72.4
Costs of product/services sold	398.1	13.5
Operations and maintenance expense	28.0	13.0
General and administrative expense	24.1	7.8
Depreciation, amortization and accretion expense	50.8	17.4
Gain on long-lived assets	0.5	—
Loss on contingent consideration	(2.1)	—
Operating income	34.4	20.7
Loss from unconsolidated affiliates, net	(0.1)	—
Interest and debt expense, net	(28.1)	(11.4)
Provision for income taxes	(0.7)	(0.4)
Net income	$5.5	$8.9
Add:
Interest and debt expense, net	28.1	11.4
Provision for income taxes	0.7	0.4
Depreciation, amortization and accretion	50.8	17.4
EBITDA	$85.1	$38.1
Non-cash equity compensation expense	4.6	0.6
Gain on long-lived assets	(0.5)	—
Loss on contingent consideration	2.1	—
Loss from unconsolidated affiliates, net	0.1	—
Adjusted EBITDA from unconsolidated affiliates	1.7	—
Significant transaction related costs and other items	5.8	0.7
Adjusted EBITDA	$98.9	$39.4

	Three Months Ended
	March 31,
EBITDA:
Net cash provided by operating activities	$58.1	$34.1
Net changes in operating assets and liabilities	7.0	(6.0)
Amortization of debt-related deferred costs and premiums	(1.8)	(1.1)
Interest and debt expense, net	28.1	11.4
Non-cash equity compensation expense	(4.6)	(0.6)
Gain on long-lived assets	0.5	—
Loss on contingent consideration	(2.1)	—
Loss from unconsolidated affiliates, net	(0.1)	—
Deferred income taxes	(0.5)	—
Provision for income taxes	0.7	0.4
Other non-cash income	(0.2)	(0.1)
EBITDA	$85.1	$38.1
Non-cash equity compensation expense	4.6	0.6
Gain on long-lived assets	(0.5)	—
Loss on contingent consideration	2.1	—
Loss from unconsolidated affiliates, net	0.1	—
Adjusted EBITDA from unconsolidated affiliates	1.7	—
Significant transaction related costs and other items	5.8	0.7
Adjusted EBITDA	$98.9	$39.4
The following tables summarize the EBITDA of our segments (in millions):

	Three Months Ended March 31, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Operating revenues	$79.5	$44.3	$413.2
Costs of product/services sold	18.7	3.2	376.2
Operations and maintenance expense	13.4	4.3	10.3
Gain on long-lived assets	0.5	—	—
Loss on contingent consideration	(2.1)	—	—
Earnings (loss) from unconsolidated affiliates	0.3	—	(0.4)
EBITDA	$46.1	$36.8	$26.3

	Three Months Ended March 31, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Operating revenues	$72.4	$—	$—
Costs of product/services sold	13.5	—	—
Operations and maintenance expense	13.0	—	—
EBITDA	$45.9	$—	$—

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the three months ended March 31, 2014 compared to the same period in 2013 for our gathering and processing segment and the three months ended December 31, 2013 for our storage and transportation and NGL and crude services segments (see further discussion below).

Gathering and Processing:

EBITDA for our G&P segment was relatively flat for the three months ended March 31, 2014 compared to the same period in 2013, although our G&P segment’s revenues increased by $7.1 million (or 10%) for that same period. The increase in our G&P revenues was primarily driven by an increase in gathering and compression volumes during the three months ended March 31, 2014 compared to the same period in 2013. We gathered approximately 1.1 Bcf/d of natural gas on our G&P systems during the three months ended March 31, 2014 compared to 1.0 Bcf/d during the same period in 2013. Our compression volumes increased from 0.3 Bcf/d for the three months ended March 31, 2013 to 0.4 Bcf/d during the same period in 2014, which primarily related to a new compressor station which was placed in service in the Marcellus Shale.
Partially offsetting the increase in our G&P segment’s revenues were higher costs of product/services sold primarily due to the increase in natural gas prices during the three months ended March 31, 2014 compared to the same period in 2013. In addition, during the three months ended March 31, 2014, we had a $2.1 million loss on contingent consideration in connection with the acquisition of the Antero assets.
Storage and Transportation:

Our storage and transportation segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of CEQP’s general partner). Accordingly, the following discusses the results of operations of our storage and transportation segment for the three months ended March 31, 2014 compared to the three months ended December 31, 2013.

Our storage and transportation segment’s EBITDA increased by approximately 10% during the first quarter of 2014 when compared to the fourth quarter of 2013 primarily due to increased revenues from interruptible services on our Marcellus and Northeast storage and transportation assets resulting from higher market prices, increased volatility and wider basis spreads attributable to the sustained colder weather throughout the region. During the first quarter of 2014, total throughput deliveries (including storage withdrawals plus firm and interruptible transportation services) averaged approximately 1.44 Bcf/d, an increase of 5% from the fourth quarter of 2013.

NGL and Crude Services:

Our NGL and crude services segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of CEQP’s general partner). Accordingly, the following discusses the results of operations of our NGL and crude services segment for the three months ended March 31, 2014 compared to the three months ended December 31, 2013.

Our NGL and crude services segment EBITDA increased by approximately 27% during the three months ended March 31, 2014 compared to the three months ended December 31, 2013. The increase was primarily impacted by the acquisition of Arrow in November 2013, which contributed three months of operations during the first quarter of 2014 versus less than two months of operations in 2013. The acquired assets increased our NGL and crude services segment revenues by $163.9 million and increased our operating expenses by $159.2 million for the three months ended March 31, 2014 compared to the three months ended December 31, 2013.

Other Results

Our consolidated EBITDA for the three months ended March 31, 2014 was $85.1 million, an increase of $47.0 million compared to the same period in 2013. Our consolidated Adjusted EBITDA for the three months ended March 31, 2014 was $98.9 million, an increase of $59.5 million compared to the same period in 2013.

The increase in our EBITDA and Adjusted EBITDA was primarily driven by our segment results described above. Partially offsetting those results were the general and administrative expenses of our Corporate and other operations, which totaled $24.1 million and $7.8 million for the three months ended March 31, 2014 and 2013. The increase in these general and administrative expenses was driven by the assets acquired as a result of the Crestwood Merger and the Arrow Acquisition in 2013. Also contributing to the increase was primarily legal and other consulting expenses we recognized to evaluate certain transaction opportunities primarily related to the Arrow Acquisition, which were approximately $5.8 million and $0.7 million for the three months ended March 31, 2014 and 2013. We also had increases in payroll and related benefit costs, which reflects the increased scope of our business operations, and an increase of $4.0 million of expenses related to our equity compensation plans during the three months ended March 31, 2014 compared to the same period in 2013.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three months ended March 31, 2014, our depreciation, amortization and accretion expense increased compared to the same period in 2013 primarily due to the assets acquired as a result of the Crestwood Merger and the Arrow Acquisition during 2013. We recorded approximately $32.5 million of depreciation and amortization expense related to our NGL and crude services assets and our storage and transportation assets during the three months ended March 31, 2014.

Interest and Debt Expense - Interest and debt expense increased for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to (i) higher outstanding balances on our credit facilities, net of repayments; (ii) the assumption of $0.7 billion of long-term debt due to the Crestwood Merger; and (iii) the issuance of $600 million of 6.125% senior notes in November 2013.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended
	March 31,
	2014	2013
Credit facilities	$4.1	$7.0
Senior notes	23.5	4.4
Other debt-related costs	1.8	—
Gross interest and debt expense	29.4	11.4
Less: capitalized interest	1.3	—
Interest and debt expense, net	$28.1	$11.4

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

As of March 31, 2014, we had $436.5 million of remaining capacity under the Credit Facility. In addition, as of March 31, 2014, we were in compliance with all our debt covenants related to our Credit Facility and Senior Notes. See Item 1, Financial Statements, Note 7 for a more detailed description of our Credit Facility.

On March 24, 2014, we filed a well-known seasoned issuer (WKSI) shelf registration statement.  The WKSI registration statement is automatically effective upon filing and allows us to utilize a shelf registration process to sell any combination of the securities described in the prospectus in one or more offerings.  Also on March 24, 2014, we filed a $300 million Form S-3 shelf registration statement.  When declared effective by the SEC, we intend to use this shelf from time to time to offer and sell our common units in at-the-market offerings.

The following table provides a summary of our cash flows by category (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net cash provided by operating activities	$58.1	$34.1
Net cash used in investing activities	(99.6)	(24.3)
Net cash provided by (used in) financing activities	43.8	(9.9)

Operating Activities

During the three months ended March 31, 2014, we experienced an increase in our operating revenues compared to the same period in 2013 primarily due to additional revenues of approximately $457.5 million related to the Crestwood Merger and the Arrow Acquisition which occurred in 2013. Partially offsetting these increases in operating revenues was higher operations and maintenance expenses, general and administrative expenses and costs of product/services sold of approximately $410.3 million, which also primarily related to the Crestwood Merger and the Arrow Acquisition in 2013. In addition, our interest costs increased by approximately $16.7 million due to higher outstanding balances on our credit facilities.

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

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flow and earnings. The following table summarizes our capital expenditures for the three months ended March 31, 2014 (in millions):

Growth capital	$56.2
Maintenance capital	2.7
Other(1)	8.8
Total	$67.7

(1)     Represents capital expenditures that are reimbursable by third parties.

During the three months ended March 31, 2014, we made capital contributions of approximately $19.8 million to our unconsolidated affiliates to fund their capital projects. For additional information, see Item 1, Financial Statements, Note 5.

Financing Activities

Significant items impacting our financing activities during the three months ended March 31, 2014 and 2013, included the following:

Equity Transactions

•	$59.5 million increase in distributions to partners during the three months ended March 31, 2014 compared to the same period in 2013;

•	$12.3 million proceeds from the issuance of preferred security units to GE;

•	$103.5 million net proceeds from the issuance of Legacy Crestwood common units during the three months ended March 31, 2013; and

•	$129.0 million distribution to Crestwood Holdings for the acquisition of Legacy Crestwood's additional interest in CMM in January 2013.

Debt Transactions

•	$74.7 million increase in net proceeds from the issuance of long-term debt during the three months ended March 31, 2014 compared to the same period in 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2013 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2013 to March 31, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described in “Item 1A. Risk Factors” of our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Inergy Midstream, L.P. (incorporated herein by reference to Exhibit 3.4 to Inergy Midstream, L.P.'s Form S-1/A filed on November 21, 2011)

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

*12.1	Computation of ratio of earnings to fixed charges

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
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

CRESTWOOD MIDSTREAM PARTNERS LP

		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	May 8, 2014	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)