Form 10-Q
period 2014-06-30
Crestwood Midstream Partners LP
filed 2014-08-08
CIK 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
COMMISSION FILE NUMBER: 001-35377
Crestwood Midstream Partners LP
(Exact name of registrant as specified in its charter)

Delaware	20-1647837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Louisiana Street, Suite 2550 Houston, Texas	77002
(Address of principal executive offices)	(Zip code)
(832) 519-2200
(Registrant’s telephone number, including area code)

Inergy Midstream, L.P.	Two Brush Creek Blvd., Suite 200 Kansas City, Missouri, 64112	September 30
(Former name)	(Former address)	(Former fiscal year)

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Crestwood Midstream Partners LP

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17.3	$2.7
Accounts receivable	290.4	205.1
Inventory	7.6	7.0
Prepaid expenses and other current assets	13.9	10.2
Total current assets	329.2	225.0

Property, plant and equipment (Note 3)	3,749.5	3,565.7
Less: accumulated depreciation and depletion	284.6	215.6
Property, plant and equipment, net	3,464.9	3,350.1

Intangible assets (Note 3)	1,034.4	1,025.1
Less: accumulated amortization	93.9	54.3
Intangible assets, net	940.5	970.8

Goodwill	1,681.4	1,682.8
Investment in unconsolidated affiliates (Note 5)	198.4	151.4
Other assets	21.2	21.7
Total assets	$6,635.6	$6,401.8

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$180.8	$154.5
Accounts payable - related party (Note 11)	13.8	8.7
Accrued expenses and other liabilities	168.7	148.4
Current portion of long-term debt (Note 7)	24.9	2.9
Total current liabilities	388.2	314.5

Long-term debt, less current portion (Note 7)	1,846.3	1,867.9
Other long-term liabilities	29.4	26.3
Commitments and contingencies (Note 10)

Partners’ capital (Note 8):
Class A preferred units (11,952,191 units issued and outstanding at June 30, 2014)	294.8	—
Partners’ capital (187,925,968 and 187,243,989 limited partner units issued and outstanding at June 30, 2014 and December 31, 2013)	3,935.5	4,092.1
Total Crestwood Midstream Partners LP partners’ capital	4,230.3	4,092.1
Interest of non-controlling partners in subsidiary	141.4	101.0
Total partners’ capital	4,371.7	4,193.1
Total liabilities and partners’ capital	$6,635.6	$6,401.8
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Gathering and processing	$82.7	$46.5	$161.3	$93.3
Storage and transportation	45.4	5.5	89.7	5.5
NGL and crude services	543.5	3.1	953.4	3.1
Related party (Note 11)	4.1	25.0	8.3	50.6
	675.7	80.1	1,212.7	152.5
Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	7.8	6.2	15.5	12.9
Storage and transportation	3.8	0.4	7.0	0.4
NGL and crude services	497.7	0.9	873.9	0.9
Related party (Note 11)	9.8	7.8	20.8	14.6
	519.1	15.3	917.2	28.8
Expenses:
Operations and maintenance	32.7	13.4	60.7	26.4
General and administrative	21.3	11.0	45.4	18.8
Depreciation, amortization and accretion	54.9	20.9	105.7	38.3
	108.9	45.3	211.8	83.5
Other operating income (expense):
Gain on long-lived assets	1.1	—	1.6	—
Loss on contingent consideration (Note 10)	(6.5)	—	(8.6)	—
Operating income	42.3	19.5	76.7	40.2
Loss from unconsolidated affiliates, net	(1.5)	—	(1.6)	—
Interest and debt expense, net	(29.0)	(12.5)	(57.1)	(23.9)
Income before income taxes	11.8	7.0	18.0	16.3
Provision for income taxes	0.1	0.3	0.8	0.7
Net income	11.7	6.7	17.2	15.6
Net income attributable to non-controlling partners	(3.7)	—	(6.8)	—
Net income attributable to Crestwood Midstream Partners LP	8.0	6.7	10.4	15.6
Net income attributable to Class A preferred units	(1.1)	—	(1.1)	—
Net income attributable to partners	$6.9	$6.7	$9.3	$15.6

General partner's interest in net income	$7.5	$7.8	$15.0	$13.0
Limited partners’ interest in net income (loss)	$(0.6)	$(1.1)	$(5.7)	$2.6

Net income (loss) per limited partner unit:
Basic	$—	$(0.01)	$(0.03)	$0.04
Diluted	$—	$(0.01)	$(0.03)	$0.04

Weighted-average limited partners’ units outstanding (in thousands):
Basic	187,998	75,986	187,920	70,352
Diluted	187,998	75,986	187,920	70,352
The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions) (unaudited)

	Crestwood Midstream Partners LP
	Class A Preferred Units	Partners	Non-Controlling Partners	Total Partners’ Capital
Balance at December 31, 2013	$—	$4,092.1	$101.0	$4,193.1
Change in invested capital from Legacy Inergy, net of debt (Note 4)	—	(5.0)	—	(5.0)
Distributions to general partner	—	(20.9)	—	(20.9)
Distributions to limited partners	—	(148.3)	—	(148.3)
Unit-based compensation charges	—	9.8	—	9.8
Issuance of Class A preferred units	293.7	—	—	293.7
Issuance of preferred equity of subsidiary	—	—	33.6	33.6
Taxes paid for unit-based compensation vesting	—	(1.5)	—	(1.5)
Net income	1.1	9.3	6.8	17.2
Balance at June 30, 2014	$294.8	$3,935.5	$141.4	$4,371.7

The accompanying notes are an integral part of these consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.) CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net income	$17.2	$15.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	105.7	38.3
Amortization of debt-related deferred costs and premiums	3.6	2.0
Unit-based compensation charges	9.8	1.7
Gain on long-lived assets	(1.6)	—
Loss on contingent consideration	8.6	—
Loss from unconsolidated affiliates, net	1.6	—
Deferred income taxes	0.5	—
Other	—	0.1
Changes in operating assets and liabilities, net of effects from acquisitions	(50.0)	10.8
Net cash provided by operating activities	95.4	68.5

Investing activities
Acquisitions, net of cash acquired (Note 4)	(19.5)	0.2
Purchases of property, plant and equipment	(164.7)	(83.5)
Investment in unconsolidated affiliates	(48.6)	—
Net cash used in investing activities	(232.8)	(83.3)

Financing activities
Proceeds from the issuance of long-term debt	860.6	326.7
Principal payments on long-term debt	(863.2)	(238.5)
Payments on capital leases	(1.9)	(2.2)
Payments for debt related deferred costs	—	(0.1)
Distributions to limited partners	(148.3)	(48.4)
Distributions to general partner	(20.9)	(9.3)
Distributions for additional interest in Crestwood Marcellus Midstream LLC	—	(129.0)
Net proceeds from issuance of limited partner units	—	118.5
Net proceeds from issuance of preferred equity of subsidiary	33.6	—
Net proceeds from the issuance of Class A preferred units	293.7	—
Taxes paid for unit-based compensation vesting	(1.5)	(0.7)
Other	(0.1)	—
Net cash provided by financing activities	152.0	17.0

Net change in cash	14.6	2.2
Cash at beginning of period	2.7	0.1
Cash at end of period	$17.3	$2.3

Supplemental schedule of non-cash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$14.7	$25.5
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

As of June 30, 2014, our general partner, Crestwood Equity Partners LP (CEQP), owns our non-economic general partnership interest, approximately 4% of our common units representing limited partnership interests and 100% of our incentive distribution rights (IDRs), which entitle CEQP to receive 50% of all distributions paid to our common unit holders in excess of our initial quarterly distributions of $0.37 per common unit. CEQP is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve) and which owns approximately 11% of our common units as of June 30, 2014.

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

On October 7, 2013, we changed our name from Inergy Midstream, L.P. to Crestwood Midstream Partners LP. Unless otherwise indicated, references in this report to “we,” “us,” “our,” “ours,” “our company,” the “partnership,” the “Company,” “CMLP,” “Crestwood” and similar terms refer to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to (i) the Crestwood Merger refers to the October 7, 2013 merger of the Company’s wholly-owned subsidiary with and into Legacy Crestwood, with Legacy Inergy continuing as the surviving legal entity; (ii) Legacy Crestwood refers to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries prior to the Crestwood Merger; and (iii) Legacy Inergy refers to either Inergy Midstream, L.P. itself or Inergy Midstream, L.P. and its consolidated subsidiaries prior to the Crestwood Merger. See Note 4 for additional information on the Crestwood Merger.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements were originally the financial statements of Legacy Crestwood, prior to the Crestwood Merger and the merger of Legacy Crestwood with and into Legacy Inergy on October 7, 2013 as discussed above. Crestwood Holdings acquisition of control of CEQP’s general partner on June 19, 2013 was accounted for as a reverse acquisition under the purchase method of accounting in accordance with accounting standards for business combinations.  CEQP’s accounting for this reverse acquisition resulted in the legal acquiree (Crestwood Gas Services GP LLC) being the acquirer for accounting purposes.  CEQP’s accounting acquiree (inclusive of Legacy Inergy) was subject to the purchase method of accounting and its balance sheet was adjusted to fair market value as of June 19, 2013.  Accordingly, the merger of Legacy Crestwood and Legacy Inergy on October 7, 2013 was accounted for as a reverse merger amongst entities under common control.  Although Legacy Crestwood was the surviving entity for accounting purposes, Legacy Inergy was the surviving entity for legal purposes, and consequently we changed our name from Inergy Midstream, L.P. to Crestwood Midstream Partners LP. As the reverse merger was amongst entities under common control, the financial statements have been recasted to reflect the operations of Legacy Inergy as being acquired by Legacy Crestwood on June 19, 2013, the date in which Legacy Inergy and Legacy Crestwood came under common control.

The financial information as of June 30, 2014, and for the three-month and six-month periods ended June 30, 2014 and 2013, is unaudited. The consolidated balance sheet as of December 31, 2013, was derived from the audited balance sheet filed in our 2013 Annual Report on Form 10-K. Our consolidated financial statements are prepared in accordance with US GAAP and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.

Beginning in the first quarter of 2014, we began reflecting our operating and administrative expenses as operations and maintenance expenses and general and administrative expenses. In addition, we also reclassified our consolidated statements of operations for the three and six months ended June 30, 2013 to reflect this change. This change had no impact on our previously reported net income, earnings per unit or partners' capital. The financial statements in our 2013 Annual Report on Form 10-K have not been recast to reflect this change. The following table summarizes the reclassification of the amounts previously reported in operating and administrative expenses for the periods presented (in millions):

	Year Ended December 31,
	2013	2012	2011
Operating and administrative expenses as previously reported	$154.0	$72.7	$60.4
Operations and maintenance expenses	73.3	43.1	36.3
General and administrative expenses	80.7	29.6	24.1

In addition to the reclassification described above, our consolidated financial statements for prior periods include reclassifications that were made to conform to the current period presentation. None of our reclassifications had an impact on our previously reported net income, earnings per unit or partners' capital.

The accompanying consolidated financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2014.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Significant Accounting Policies

There were no material changes in our significant accounting policies from those described in our 2013 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of June 30, 2014.

New Accounting Pronouncement Issued But Not Yet Adopted

As of June 30, 2014, the following accounting standard has not yet been adopted by us.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. We will adopt the provisions of this standard effective January 1, 2017 and present the retroactive application of this standard to our revenue for the quarterly and annual periods ended 2015 and 2016.  We are currently evaluating the impact that this standard will have on our financial statements.

Note 3 – Certain Balance Sheet Information

Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
Gathering systems and pipelines	1,250.2	1,231.1
Facilities and equipment	1,361.9	1,041.0
Buildings, land, rights-of-way, storage contracts and easements	780.2	766.2
Vehicles	13.7	4.1
Construction in process	180.9	360.5
Base gas	36.9	36.3
Salt deposits	120.5	120.5
Office furniture and fixtures	5.2	6.0
	3,749.5	3,565.7
Less: accumulated depreciation and depletion	284.6	215.6
Total property, plant and equipment, net	$3,464.9	$3,350.1

Capital Leases. We have a treating facility and certain auto leases which are accounted for as capital leases. Our treating facility lease is reflected in facilities and equipment in the above table. We had capital lease assets of $3.4 million and $5.0 million included in property, plant and equipment, net at June 30, 2014 and December 31, 2013.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets

Intangible assets consisted of the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
Customer accounts	$483.2	$476.4
Covenants not to compete	5.5	3.0
Gas gathering, compression and processing contracts	451.4	451.4
Acquired storage contracts	29.0	29.0
Trademarks	11.0	11.0
Deferred financing and other costs	54.3	54.3
	1,034.4	1,025.1
Less: accumulated amortization	93.9	54.3
Total intangible assets, net	$940.5	$970.8

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
Accrued expenses	$23.3	$20.0
Accrued property taxes	5.5	7.6
Accrued product purchases payable	0.2	1.6
Tax payable	1.2	10.6
Interest payable	21.7	14.9
Accrued additions to property, plant and equipment	68.7	58.1
Commitments and contingent liabilities (Note 10)	40.0	31.4
Capital leases	1.6	2.6
Deferred revenue	6.5	1.6
Total accrued expenses and other liabilities	$168.7	$148.4

Note 4 – Acquisitions

2014 Acquisitions

Crude Transportation Acquisitions (Bakken)

Red Rock. On March 21, 2014, we purchased substantially all of the operating assets of Red Rock Transportation Inc. (Red Rock) for approximately $13.8 million, comprised of $12.1 million paid at closing plus deferred payments of $1.7 million. Red Rock is a trucking operation located in Watford City, North Dakota which provides crude oil and produced water hauling services to the oilfields of western North Dakota and eastern Montana. The acquired assets include a fleet of approximately 56 trailer tanks, 22 double bottom body tanks and 44 tractors with 28,000 barrels per day of transportation capacity. In the first quarter of 2014, we finalized the purchase price and allocated approximately $10.6 million of the purchase price to property, plant and equipment and intangible assets and approximately $3.2 million to goodwill. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets. These assets are included in our NGL and crude services segment.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

LT Enterprises. On May 9, 2014, we purchased substantially all of the operating assets of LT Enterprises, Inc. (LT Enterprises) for approximately $10.7 million, comprised of $9.0 million paid at closing plus deferred payments of $1.7 million. LT Enterprises is a trucking operation located in Watford City, North Dakota which provides crude oil and produced water hauling services primarily to the oilfields of western North Dakota. The acquired assets include a fleet of approximately 38 tractors, 51 crude trailers and 17 service vehicles with 20,000 barrels per day of transportation capacity. In addition, we acquired employee housing and 20 acres of greenfield real property located two miles south of Watford City. In the second quarter of 2014, we finalized the purchase price and allocated all of the purchase price to property, plant and equipment and intangible assets. These assets are included in our NGL and crude services segment.

The acquisitions of Red Rock and LT Enterprises were not material to our NGL and crude services segment's results of operations for the three and six months ended June 30, 2014. In addition, transaction costs related to these acquisitions were not material for the three and six months ended June 30, 2014.

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
In June 2014, we finalized the Legacy Inergy purchase price allocation. Changes from our preliminary estimates as of December 31, 2013 were not material to our net assets at June 30, 2014. The following table summarizes the final valuation of the assets acquired and liabilities assumed at the merger date (in millions):

Current assets	$49.1
Property, plant and equipment	1,677.8
Intangible assets	196.0
Other assets	2.9
Total identifiable assets acquired	1,925.8

Current liabilities	30.9
Long-term debt	745.0
Other long-term liabilities	5.3
Total liabilities assumed	781.2

Net identifiable assets acquired	1,144.6
Goodwill	1,532.7
Net assets acquired	$2,677.3
Of the $1,532.7 million of goodwill, $806.4 million is reflected in our NGL and crude services segment and $726.3 million is reflected in our storage and transportation segment. Goodwill recognized relates primarily to synergies and new expansion opportunities expected to result from the combination of Legacy Inergy and Legacy Crestwood.  During the period from June 19, 2013 to June 30, 2013, we recognized $9.0 million of revenues and $1.8 million of net income related to this reverse merger.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Arrow Acquisition

On November 8, 2013, we acquired Arrow Midstream Holdings, LLC (Arrow) for approximately $750 million, subject to customary capital expenditures and working capital adjustments of approximately $11.3 million, representations, warranties and indemnifications.  The acquisition was consummated by merging one of our wholly-owned subsidiaries with and into Arrow (the Arrow Acquisition), with Arrow continuing as the surviving entity and our wholly-owned subsidiary. The base merger consideration consisted of $550 million in cash and 8,826,125 common units issued to the sellers, subject to adjustment for standard working capital provisions.

In June 2014, we finalized the Arrow Acquisition purchase price allocation. Changes from our preliminary estimates as of December 31, 2013 were not material to our net assets at June 30, 2014. The following table summarizes the final valuation of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$192.7
Property, plant and equipment	400.5
Intangible assets	323.4
Other assets	19.5
Total identifiable assets acquired	936.1

Current liabilities	215.8
Assets retirement obligations	1.2
Other long-term liabilities	3.7
Total liabilities assumed	220.7

Net identifiable assets acquired	715.4
Goodwill	45.9
Net assets acquired	$761.3
The $45.9 million of goodwill is reflected in our NGL and crude services segment. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets. During the six months ended June 30, 2014, we also recognized approximately $5.2 million of transaction-related fees primarily related to services provided in 2013 related to this acquisition.

Unaudited Pro Forma Financial Information

The following table represents the pro forma consolidated statement of operations as if the Legacy Inergy reverse merger and the Arrow Acquisition had been included in our consolidated results for the full three and six months ended June 30, 2013 (in millions, except per unit information):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenues	$500.9	$925.6
Net income	$4.5	$17.6

Net income per limited partner unit(a):
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

(a) Basic and diluted net income per limited partner unit for the three and six months ended June 30, 2013 were computed based on the number of Legacy Inergy common units outstanding plus the number of common units issued by Legacy Inergy to Legacy Crestwood unitholders as part of the Crestwood Merger and the number of units issued in conjunction with the Arrow Acquisition.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

These amounts have been calculated after applying our accounting policies and adjusting the results of the acquisitions to reflect the depreciation and amortization based on the estimated fair value adjustments to property, plant and equipment and intangible assets.

Note 5 - Investments in Unconsolidated Affiliates

Jackalope Gas Gathering Services, L.L.C.

Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, owns a 50% ownership interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) which we account for under the equity method of accounting. During the six months ended June 30, 2014, Crestwood Niobrara contributed $45.8 million to Jackalope to fund its construction projects.

Our investment in Jackalope was $172.7 million and $127.2 million at June 30, 2014 and December 31, 2013. We have reflected the earnings from our investment in Jackalope in our consolidated statements of income, which includes our share of net earnings based on our ownership interest and other adjustments recorded by us as discussed below. During the three and six months ended June 30, 2014, our share of Jackalope’s net earnings was approximately $0.1 million and $1.2 million. As of June 30, 2014, our investment balance in Jackalope exceeded our equity in the underlying net assets of Jackalope by approximately $55.3 million. We amortize and generally assess the recoverability of this amount based on the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake) and RKI Exploration and Production, LLC (RKI). The amortization is reflected as a reduction of our earnings from unconsolidated affiliates, and during the three and six months ended June 30, 2014, we recorded amortization expense of approximately $0.7 million and $1.5 million.

Jackalope is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the six months ended June 30, 2014, Jackalope did not make any distributions to its members.

Our Jackalope investment is included in our gathering and processing segment.

Powder River Basin Industrial Complex, LLC

Crestwood Crude Logistics LLC (Crude Logistics), our consolidated subsidiary, owns a 50% ownership interest in Powder River Basin Industrial Complex, LLC (PRBIC) which we account for under the equity method of accounting. During the six months ended June 30, 2014, Crude Logistics invested approximately $2.8 million in PRBIC to fund its construction projects.

Our investment in PRBIC was $25.7 million and $24.2 million at June 30, 2014 and December 31, 2013. During the three and six months ended June 30, 2014, our share of PRBIC’s loss was approximately $0.9 million and $1.3 million. As of June 30, 2014, our investment balance in PRBIC approximated our equity in the underlying net assets of PRBIC.

PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the six months ended June 30, 2014, PRBIC did not make any distributions to its members.

Our PRBIC investment is included in our NGL and crude services segment.

Note 6 - Earnings Per Limited Partner Unit

Prior to the Crestwood Merger, net income attributable to Legacy Crestwood was allocated to the general partner and the limited partners in accordance with their respective ownership percentages, after giving effect to incentive distributions earned by the general partner. To the extent cash distributions exceeded net income attributable to Legacy Crestwood, the excess distributions were allocated proportionately to all participating units outstanding based on their respective ownership percentages. As a result of the Crestwood Merger, CEQP, which owns our general partner, owns a non-economic general partner interest in us and 100% of our IDRs. We allocate net income attributable to CMLP to our limited partners after giving effect to the IDRs earned by CEQP and net income attributable to the Class A preferred units.

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

The tables below show the (i) allocation of net income attributable to limited partners and the (ii) net income attributable to CMLP per limited partner unit based on the number of basic and diluted limited partner units outstanding for the three and six months ended June 30, 2014 and 2013 (in millions):

Allocation of Net Income Attributable to CMLP to General Partner and Limited Partners
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to CMLP	$8.0	$6.7	$10.4	$15.6
Class A preferred units interest in net income attributable to CMLP	(1.1)	—	(1.1)	—
General partner’s incentive distributions	(7.5)	(7.7)	(15.0)	(12.7)
General partner’s interest in net income attributable to CMLP	—	(0.1)	—	(0.3)
Limited partners’ interest in net income (loss) attributable to CMLP	$(0.6)	$(1.1)	$(5.7)	$2.6

Earnings Per Limited Partner Unit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Limited partners’ interest in net income (loss)	$(0.6)	$(1.1)	$(5.7)	$2.6
Weighted-average limited partner units - basic	188.0	76.0	187.9	70.4
Effect of diluted units	—	—	—	—
Weighted-average limited partner units - diluted	188.0	76.0	187.9	70.4

Basic earnings per unit:
Net income (loss) per limited partner	$—	$(0.01)	$(0.03)	$0.04
Diluted earnings per unit:
Net income (loss) per limited partner	$—	$(0.01)	$(0.03)	$0.04

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to CMLP per limited partner unit is anti-dilutive. During the three and six months ended June 30, 2014, we excluded a weighted-average of 6,070,354 and 5,549,570 common units, representing Crestwood Niobrara's preferred units if converted to common units, from our diluted earnings per unit. During the three and six months ended June 30, 2014, we also excluded a weighted-average of 1,838,799 and 924,479 common units, representing Class A preferred units if converted to common units, from our diluted earnings per unit. There were no units excluded from our dilutive earnings per unit as we did not have any anti-dilutive units for the three and six months ended June 30, 2013. See Note 8 for additional information regarding the potential conversion of the preferred units to common units.

Note 7 - Financial Instruments

Fair Value

We separate the fair values of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instruments and would be reflected at the end of the period in which the change occurs. At June 30, 2014 and December 31, 2013, there were no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments. The fair value of the amount outstanding under our credit facility approximates its carrying amount as of June 30, 2014 and December 31, 2013 due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value and fair value of our senior notes (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Senior Notes	$351.1	$376.6	$351.2	$379.3
2020 Senior Notes	$504.3	$532.7	$504.7	$513.8
2022 Senior Notes	$600.0	$634.5	$600.0	$617.3

Long-Term Debt

Long-term debt consisted of the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
Credit Facility	$412.3	$414.9
2019 Senior Notes	350.0	350.0
Premium on 2019 Senior Notes	1.1	1.2
2020 Senior Notes	500.0	500.0
Fair value adjustment of 2020 Senior Notes	4.3	4.7
2022 Senior Notes	600.0	600.0
Other	3.5	—
Total debt	1,871.2	1,870.8
Less: current portion	24.9	2.9
Total long-term debt	$1,846.3	$1,867.9

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

On June 11, 2014, we amended our Credit Facility to clarify, among other things, (i) the methodology for calculating the value of our investment in certain joint ventures constituting unrestricted subsidiaries, and (ii) that redemptions, repurchases and retirements of equity interests are permitted to the extent made solely through the issuance of additional equity units. We did not pay any fees to our bank syndicate for this amendment.

At June 30, 2014, the balance outstanding on our Credit Facility was $412.3 million and outstanding standby letters of credit were $31.4 million. We had $366.7 million of available capacity under the revolving credit facility at June 30, 2014 considering our most restrictive debt covenants under the facility. The interest rates on our Credit Facility are based on the prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.71% and 5.00% at June 30, 2014. The weighted-average interest rate as of June 30, 2014 was 5.73%.

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

At June 30, 2014, we elected to use a consolidated net leverage ratio of 5.50 to 1.0. At September 30, 2014, our consolidated net leverage ratio will revert back to 5.00 to 1.0. Our net debt to consolidated EBITDA was approximately 4.56 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 3.69 to 1.0 at June 30, 2014.

Senior Notes

We have three series of senior unsecured notes outstanding, including (i) $350 million in aggregate principal amount of 7.75% Senior Notes due 2019 (the 2019 Senior Notes), (ii) $500 million in aggregate principal amount of 6.0% Senior Notes due 2020 (the 2020 Senior Notes), and (iii) $600 million in aggregate principal amount of 6.125% Senior Notes due 2022 (the 2022 Senior Notes, and together with the 2019 Senior Notes and 2020 Senior Notes, our Senior Notes). Our Senior Notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries, subject to certain exceptions.

Under the indenture governing our 2019 Senior Notes, we may not pay any dividend on our common units unless, among other things, at the time of and after giving effect to such dividend payment, no default under the indenture has occurred and is continuing or would occur as a consequence of such dividend payment.

At June 30, 2014, we were in compliance with all of our debt covenants applicable to our Credit Facility and our Senior Notes. For additional information regarding our debt covenants, see our 2013 Annual Report on Form 10-K as filed with the SEC.

On July 17, 2014, we filed a registration statement with the SEC under which we are offering to exchange $600 million in aggregate principal amount of registered 6.125% Senior Notes due 2022 for any and all outstanding 2022 Senior Notes, which were issued in a private offering in November 2013. The terms of the exchange notes are substantially identical to the terms of the 2022 Senior Notes, except that the exchange notes will be freely tradable. We expect to complete the exchange offering in August 2014.

Note 8 - Partners’ Capital

Equity Distribution Agreement

On July 10, 2014, we entered into an equity distribution agreement with Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (each, a Manager), under which we may offer and sell from time to time through one or more of the Managers, common units having an aggregate offering price of up to $300.0 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program will be issued under a registration statement that became effective on May 27, 2014. We will pay the Managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under our ATM program. We have not issued any common units under this equity distribution program. Additional information on our ATM equity distribution program is available in our Form 8-K filed with the SEC on July 10, 2014.

Distributions

Our partnership agreement requires us to distribute, within 45 days after the end of each quarter, all available cash (as defined in our partnership agreement) to our common and preferred unitholders of record on the applicable record date. The general partner is not entitled to distributions on its non-economic general partner interest.

Distributions to General Partner

We paid cash distributions to our general partner (representing IDRs and distributions related to common units held by the general partner) of approximately $20.9 million and $9.3 million during the six months ended June 30, 2014 and 2013.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Distributions to Class A Preferred Unit Holders

Our partnership agreement requires us to make quarterly distributions to our Class A Preferred Unit holders. The holders of our Class A Preferred Units (the Preferred Units) are entitled to receive fixed quarterly distributions of $0.5804 per unit. For the 12 quarters following the quarter ended June 30, 2014 (the Initial Distribution Period), distributions on our Preferred Units can be made in additional Preferred Units, cash, or a combination thereof, at our election. If we elect to pay the quarterly distribution through the issuance of additional Preferred Units, the number of units to be distributed will be calculated as the fixed quarterly distribution of $0.5804 per unit divided by the cash purchase price of $25.10 per unit. We accrue the fair value of such distribution at the end of the quarterly period and adjust the fair value of the distribution on the date the additional Preferred Units are distributed. Distributions on our Preferred Units following the Initial Distribution Period will be made in cash unless, subject to certain exceptions, (i) there is no distribution being paid on our common units and (ii) our available cash (as defined in our partnership agreement) is insufficient to make a cash distribution to our Preferred Unit holders. If we fail to pay the full amount payable to our Preferred Unit holders in cash following the Initial Distribution Period, then (x) the fixed quarterly distribution on the Preferred Units will increase to $0.7059 per unit, and (y) we will not be permitted to declare or make any distributions to our common unitholders until such time as all accrued and unpaid distributions on the Preferred Units have been paid in full in cash. In addition, if we fail to pay in full any Class A Preferred Distribution (as defined in our partnership agreement), the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and any accrued and unpaid distributions will be increased at a rate of 2.8125% per quarter. For additional information on our Preferred Units, see Class A Preferred Units section below.

On July 23, 2014, the board of directors of our general partner authorized the issuance 42,523 Preferred Units to our Preferred Unit holders for the quarter ending June 30, 2014. In accordance with our partnership agreement, the additional Preferred Units will not be issued until the distribution payment date for the quarter ending September 30, 2014.

Distributions to Limited Partners

The following table presents quarterly cash distributions paid to our limited partners (excluding distributions paid to our general partner on its common units held) during the six months ended June 30, 2014:

Six Months Ended June 30, 2014
Record Date	Payment Date	Per Unit Rate	Cash Distribution (in millions)
February 7, 2014	February 14, 2014	$0.41	$74.1
May 8, 2014	May 15, 2014	$0.41	74.2
			$148.3

The following table presents Legacy Crestwood's quarterly cash distributions paid to the limited partners (excluding distributions paid to the general partner on its common units held) during the six months ended ended June 30, 2013:

Six Months Ended June 30, 2013
Record Date	Payment Date	Per Unit Rate	Cash Distribution (in millions)
January 31, 2013	February 12, 2013	$0.51	$21.0
April 30, 2013	May 10, 2013	$0.51	27.4
			$48.4

On July 23, 2014, we declared a distribution of $0.41 per limited partner unit to be paid on August 14, 2014, to unitholders of record on August 7, 2014 with respect to the second quarter of 2014.

Preferred Equity

Class A Preferred Units

On June 17, 2014, we entered into definitive agreements with a group of investors, including Magnetar Capital, affiliates of GSO Capital Partners LP and GE Energy Financial Services (the Class A Purchasers). Under these agreements, we have

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

agreed to sell to the Class A Purchasers and the Class A Purchasers have agreed to purchase from us up to $500 million of Preferred Units at a fixed price of $25.10 per unit on or before September 30, 2015. Contemporaneously with the closing of this equity commitment, on June 17, 2014, the Class A Purchasers purchased 11,952,191 Preferred Units for a cash purchase price of $25.10 per unit resulting in gross proceeds to us of approximately $300 million (net proceeds of approximately $293.7 million after deducting transaction fees and offering expenses).

Subject to certain conditions, holders of the Preferred Units will have the right to convert Preferred Units into (i) common units on a one-for-one basis after June 17, 2017, or (ii) a number of common units determined pursuant to a conversion ratio set forth in our partnership agreement upon the occurrence of certain events, such as a change in control. Also, subject to certain conditions after the full $500 million purchase commitment has been satisfied, we may convert the Preferred Units into common units at a conversion ratio set forth in the partnership agreement, which is based in part on the aggregate principal amount of the Preferred Units outstanding and the weighted average trading price of our common units.

The Preferred Units have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class, with each Preferred Unit entitled to one vote for each common unit into which such Preferred Unit is convertible, except that the Preferred Units are entitled to vote as a separate class on any matter on which all unitholders are entitled to vote that adversely affects the rights, powers, privileges or preferences of the Preferred Units in relation to our other securities outstanding.

Additional information on the terms and conditions of the Preferred Units, including distribution, conversion, voting rights and liquidation preferences, is available on our Form 8-Ks filed with the SEC on June 19, 2014 and July 11, 2014, respectively.

On July 9, 2014, we filed a shelf registration statement with the SEC under which holders of the Preferred Units may sell the common units into which the Preferred Units are convertible. The registration statement became effective on July 18, 2014. We registered 26,299,076 common units under the registration statement.

Crestwood Niobrara Preferred Interest

Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope. The preferred interest is reflected as non-controlling interest in our consolidated financial statements. During the three and six months ended June 30, 2014, we allocated approximately $3.7 million and $6.8 million of net income to the non-controlling interest, which was based on the overall return attributable to the preferred security.

Crestwood Niobrara will fund 75% of future capital contributions to Jackalope through additional preferred interest issuances to GE (up to a maximum of an additional $20.3 million as of June 30, 2014), with the remainder to be funded through our capital contributions to Crestwood Niobrara. During the six months ended June 30, 2014, GE made capital contributions of $33.6 million to Crestwood Niobrara in exchange for an equivalent number of preferred units. Through June 30, 2014, GE has made cumulative capital contributions totaling $129.7 million.

Crestwood Niobrara has the option to pay distributions to GE with cash or by issuing additional preferred units through the January 2015 distribution. During the three months ended March 31, 2014 and June 30, 2014, Crestwood Niobrara issued 2,210,294 and 2,536,010 preferred units to GE in lieu of paying a cash distribution. We serve as the managing member of Crestwood Niobrara and, subject to certain restrictions, we have the ability to redeem GE’s preferred interest in either cash or our common units at an amount equal to the face amount of the preferred units plus an applicable return. On July 30, 2014, Crestwood Niobrara issued 3,073,357 preferred units to GE in lieu of paying a cash distribution.

Other Partners’ Capital Transaction

On January 8, 2013, Legacy Crestwood acquired Crestwood Holdings’ 65% membership interest in Crestwood Marcellus Midstream LLC (CMM) for approximately $258.0 million, of which approximately $129.0 million was funded through the issuance of 6,190,469 Class D units and the issuance of 133,060 general partner units to the Legacy Crestwood general partner. We reflected the issuances of the Class D and general partner units as distributions for additional interest in CMM in our consolidated statements of cash flows for the six months ended June 30, 2013.

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

The following table summarizes information regarding restricted unit activity during the six months ended June 30, 2014:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2014	250,557	$22.13
Vested - restricted units	(190,818)	$22.29
Granted - restricted units	792,034	$23.39
Forfeited	(41,523)	$23.58
Unvested - June 30, 2014	810,250	$23.25

As of June 30, 2014 and December 31, 2013, we had total unamortized compensation expense of approximately $13.3 million and $1.8 million related to restricted units, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year. As of June 30, 2014, the restricted units issued under the Legacy Inergy long-term incentive plan were fully vested and as such, there was no unamortized compensation expense related to those units at June 30, 2014. We recognized compensation expense of approximately $3.3 million and $0.9 million during the three months ended June 30, 2014 and 2013 and $6.2 million and $1.5 million during the six months ended June 30, 2014 and 2013, which is included in general and administrative expenses on our consolidated statements of operations. An additional $1.9 million and $3.6 million of net compensation expense was allocated from CEQP to us during the three and six months ended June 30, 2014 and an additional $0.2 million was allocated from CEQP to us during the three and six months ended June 30, 2013 (see Note 11). The compensation expense recognized during the three and six months ended June 30, 2013 was primarily related to the Legacy Crestwood long-term incentive plan. We granted restricted units with a grant date fair value of approximately $0.8 million and $18.5 million during the three and six months ended June 30, 2014.  As of June 30, 2014, we had 6,460,338 units available for issuance under the Crestwood LTIP.

Under the Crestwood LTIP, participants who have been granted restricted units may elect to have common units withheld to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the three months ended June 30, 2014 and 2013, we withheld 61,076 and 900 common units and during the six months ended June 30, 2014 and 2013, we withheld 68,532 common units and 2,429 common units to satisfy employee tax withholding obligations.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 - Commitments and Contingencies

Legal Proceedings

Class Action Lawsuits. Five putative class action lawsuits challenging the Crestwood Merger were filed, four in federal court in the United States District Court for the Southern District of Texas: (i) Abraham Knoll v. Robert G. Phillips, et al. (Case No. 4:13-cv-01528, filed May 23, 2013); (ii) Greg Podell v. Crestwood Midstream Partners, LP, et al. (Case No. 4:13-cv-01599, filed May 30, 2013); (iii) Johnny Cooper v. Crestwood Midstream Partners LP, et al. (Case No. 4:13-cv-01660, filed June 7, 2013), subsequently replaced as named plaintiff in this action by Linda Giaimo; and (iv) Steven Elliot LLC v. Robert G. Phillips, et al. (Case No. 4:13-cv-01763, filed June 17, 2013), and one in the Delaware Court of Chancery: Hawley v. Crestwood Midstream Partners LP, et al. (Case No. 8689-VCL, filed June 27, 2013). All of the cases named Legacy Crestwood (since merged with the Company), Crestwood Gas Services GP LLC, Crestwood Holdings LLC, the current and former directors of Crestwood Gas Services GP LLC, CEQP, the Company, Crestwood Midstream GP LLC (formerly NRGM GP, LLC), and Intrepid Merger Sub, LLC as defendants. All of the suits were brought by purported holders of common units of Legacy Crestwood, both individually and on behalf of a putative class consisting of holders of common units of Legacy Crestwood. The lawsuits generally alleged, among other things, that the directors of Crestwood Gas Services GP LLC breached their fiduciary duties to holders of common units of Legacy Crestwood by agreeing to a transaction with inadequate consideration and unfair terms and pursuant to an inadequate process. The lawsuits further alleged that CEQP, the Company, Crestwood Midstream GP LLC, and Intrepid Merger Sub, LLC aided and abetted the Legacy Crestwood directors in the alleged breach of their fiduciary duties. The lawsuits sought, in general, (i) injunctive relief enjoining the merger, (ii) in the event the merger is consummated, rescission or an award of rescissory damages, (iii) an award of plaintiffs’ costs, including reasonable attorneys’ and experts’ fees, (iv) the accounting by the defendants to plaintiffs for all damages caused by the defendants, and (v) such further equitable relief as the court deems just and proper. The four federal actions also asserted claims of inadequate disclosure under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and the Elliot case also named Citigroup Global Markets Inc. as an alleged aider and abettor. The plaintiff in the Hawley action in Delaware filed a motion for expedited proceedings but subsequently withdrew that motion and then filed a stipulation voluntarily dismissing the action without prejudice, which has been granted by the Court, such that the Hawley action has now been dismissed. The plaintiff in the Elliot action filed a motion for expedited discovery, which was denied by the Court. The plaintiffs in the Knoll, Podell, Cooper, and Elliot actions filed an unopposed motion to consolidate these four cases, which the Court granted and captioned the consolidated matter as In re Crestwood Midstream Partners Unitholder Litigation, Lead Case No. 4:13-cv-01528 (the Consolidated Action). The plaintiffs entered into a Memorandum of Understanding (MOU) on September 24, 2013 to settle the Consolidated Action whereby the defendants denied liability. A final settlement was approved by the Court on May 16, 2014, and the settlement did not have a material impact to our consolidated financial statements.

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

In March 2014, the plaintiffs filed their fourth amended motion to name Arrow and numerous other energy companies as additional defendants in the class action lawsuit. The plaintiffs have named at least 53 defendants purportedly involved in the events leading up to the derailment, including the producers and sellers of the crude being transported, the midstream companies that transported the crude from the well head to the rail system, the manufacturers of the rail cars used to transport the crude, the railroad companies involved, the insurers of these companies, and the Canadian Attorney General.  The plaintiffs allege, among other things, that Arrow (i) was a producer of the crude oil being transported on the derailed train, (ii) was negligent in failing to properly classify the crude delivered to the trucks that hauled the crude to the rail loading terminal, and (iii) owed a duty to the petitioners to ensure the safe transportation of the crude being transported.  The motion to authorize the class action and motions in opposition were heard by the Court in June 2014.  The Canadian Attorney General was granted an extension of time to respond and will make their oral argument opposing the motion at the end of August 2014. We do not anticipate a ruling from the Judge on Petitioners' motion to authorize the class action until the fourth quarter of 2014. We believe the claims against us are without merit and will vigorously defend ourselves.  Moreover, to the extent this action proceeds, we believe we have meritorious defenses to the claims.  Because this litigation is in the early stages of the proceeding, we are unable to estimate a reasonably possible loss or range of loss in this matter.  We believe this claim is an insurable event under our insurance policy and we have notified our insurance company of the claim.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of June 30, 2014 and December 31, 2013, we had less than $0.1 million accrued for our outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

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

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. Our accruals and potential exposures related to our environmental matters were immaterial at June 30, 2014 and December 31, 2013.

On July 4, 2014, we experienced a release of approximately 25,000 barrels of produced water on our Arrow water gathering system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the National Response Center, the Three Affiliated Tribes and numerous other regulatory authorities, and thereafter contained and cleaned up the release promptly. We placed the impacted segment of the water line back into service on July 20, 2014. We will continue our long-term remediation efforts to ensure the impacted lands are restored to their prior state, and we will potentially be subject to substantial fines and penalties. We believe that the release is an insurable event under our policies, and we have notified our carriers of the event. Because this matter is in the early stages of remediation, we are unable to estimate a reasonably possible loss or range of loss.

Contingent Consideration - Antero

In connection with the acquisition of Antero Resources (Antero), we agreed to pay Antero conditional consideration in the form of potential additional cash payments of up to $40 million, depending on the achievement of certain defined average annual production levels achieved during 2012, 2013 and 2014. During 2012 and 2013, Antero did not meet the annual production level to earn additional payments. Based on our estimates of Antero’s 2014 production, we believe their production levels will exceed the annual production threshold in the earn-out provision and accordingly, we recognized a liability of $40.0 million and $31.4 million as of June 30, 2014 and December 31, 2013, which we anticipate paying in the first quarter of 2015.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 - Related Party Transactions

We do not have any employees. We share common management, operating and administrative and overhead costs with CEQP. We have an Omnibus Agreement with CEQP that requires us to reimburse CEQP for all shared costs incurred on our behalf, except for certain unit based compensation costs which are treated as capital transactions. CEQP allocated to us $12.9 million and $28.7 million of costs for the three and six months ended June 30, 2014. Included in this amount was $1.9 million and $3.6 million of net unit-based compensation charges for the three and six months ended June 30, 2014. During the three and six months ended June 30, 2013, CEQP allocated to us $0.5 million of costs, including $0.2 million of net unit-based compensation charges. Due to the nature of these shared costs, it is not practicable to estimate what the costs would have been on a stand-alone basis. Accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have occurred, if we operated as a stand-alone entity.

The following table shows revenues, costs of goods sold and general and administrative expenses from our affiliates for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014(a)	2013	2014(a)	2013
Gathering and processing revenues	$0.7	$24.6	$1.6	$50.2
NGL and crude services revenues	$3.4	$0.4	$6.7	$0.4
Gathering and processing costs of goods sold	$9.8	$7.8	$20.8	$14.6
General and administrative expenses	$4.5	$5.3	$8.3	$10.6

(a)
Concurrent with the Crestwood Merger, Quicksilver Resources Inc. (Quicksilver) is no longer a related party, and as a result our transactions with Quicksilver subsequent to June 19, 2013, are now considered non-affiliated transactions.

The following table shows accounts receivable and accounts payable from our affiliates as of June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
Accounts receivable	$7.2	$1.1
Accounts payable	$13.8	$8.7

For additional information regarding our related party transactions, see our 2013 Annual Report on Form 10-K as filed with the SEC.

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

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$11.7	$6.7	$17.2	$15.6
Add:
Interest and debt expense, net	29.0	12.5	57.1	23.9
Provision for income taxes	0.1	0.3	0.8	0.7
Depreciation, amortization and accretion	54.9	20.9	105.7	38.3
EBITDA	$95.7	$40.4	$180.8	$78.5

The following tables summarize the reportable segment data for the three and six months ended June 30, 2014 and 2013 (in millions).

	Three Months Ended June 30, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$83.4	$45.4	$546.9	$—	$675.7
Costs of product/services sold	17.6	3.8	497.7	—	519.1
Operations and maintenance expense	14.7	4.4	13.6	—	32.7
General and administrative expense	—	—	—	21.3	21.3
Gain on long-lived assets	0.5	0.6	—	—	1.1
Loss on contingent consideration	(6.5)	—	—	—	(6.5)
Loss from unconsolidated affiliates, net	(0.6)	—	(0.9)	—	(1.5)
EBITDA	$44.5	$37.8	$34.7	$(21.3)	$95.7
Goodwill	$99.6	$726.3	$855.5	$—	$1,681.4
Total assets	$1,980.2	$1,960.6	$2,536.7	$158.1	$6,635.6
Cash expenditures for property, plant and equipment	$79.4	$1.3	$13.6	$2.7	$97.0

	Three Months Ended June 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$71.1	$5.5	$3.5	$—	$80.1
Costs of product/services sold	14.0	0.4	0.9	—	15.3
Operations and maintenance expense	12.6	0.6	0.2	—	13.4
General and administrative expense	—	—	—	11.0	11.0
EBITDA	$44.5	$4.5	$2.4	$(11.0)	$40.4
Goodwill	$95.0	$691.7	$609.1	$—	$1,395.8
Total assets	$1,652.0	$1,997.0	$1,232.5	$40.2	$4,921.7
Cash expenditures for property, plant and equipment	$56.0	$2.2	$1.0	$—	$59.2

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$162.9	$89.7	$960.1	$—	$1,212.7
Costs of product/services sold	36.3	7.0	873.9	—	917.2
Operations and maintenance expense	28.1	8.7	23.9	—	60.7
General and administrative expense	—	—	—	45.4	45.4
Gain on long-lived assets	1.0	0.6	—	—	1.6
Loss on contingent consideration	(8.6)	—	—	—	(8.6)
Loss from unconsolidated affiliates, net	(0.3)	—	(1.3)	—	(1.6)
EBITDA	$90.6	$74.6	$61.0	$(45.4)	$180.8
Goodwill	$99.6	$726.3	$855.5	$—	$1,681.4
Total assets	$1,980.2	$1,960.6	$2,536.7	$158.1	$6,635.6
Cash expenditures for property, plant and equipment	$121.1	$2.5	$37.5	$3.6	$164.7

	Six Months Ended June 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Operating revenues	$143.5	$5.5	$3.5	$—	$152.5
Costs of product/services sold	27.5	0.4	0.9	—	28.8
Operations and maintenance expense	25.6	0.6	0.2	—	26.4
General and administrative expense	—	—	—	18.8	18.8
EBITDA	$90.4	$4.5	$2.4	$(18.8)	$78.5
Goodwill	$95.0	$691.7	$609.1	$—	$1,395.8
Total assets	$1,652.0	$1,997.0	$1,232.5	$40.2	$4,921.7
Cash expenditures for property, plant and equipment	$79.9	$2.2	$1.0	$0.4	$83.5

Major Customers

Two customers, Tesoro Refining & Marketing Company (Tesoro) (22%) and QEP Energy Company (QEP) (12%) accounted for 10% or more of our total consolidated revenues for the three months ended June 30, 2014. Tesoro (20%) and QEP (12%) also accounted for 10% or more of our total consolidated revenues for the six months ended June 30, 2014. These customers' revenues are reflected in the NGL and crude services segment. Two customers, Quicksilver (30%) and Antero Resources Appalachian Corporation (Antero) (19%), accounted for 10% or more of our total consolidated revenues for the three months ended June 30, 2013. Quicksilver (32%) and Antero (19%), also accounted for 10% or more of our total consolidated revenues for the six months ended June 30, 2013. These customers' revenues are reflected in the gathering and processing segment.

Three customers, QEP (14%), Halcon Resources Corp. (Halcon) (18%) and WPX (13%), accounted for 10% or more of our consolidated accounts receivable at June 30, 2014. One customer, Tesoro, accounted for approximately 19% of our consolidated accounts receivable at December 31, 2013. These customers' accounts receivable are reflected in the NGL and crude services segment.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13 – Condensed Consolidating Financial Information

CMLP is a holding company and owns no operating assets and have no significant operations independent of our subsidiaries. Obligations under our Senior Notes and our Credit Facility are jointly and severally guaranteed by substantially all of our restricted domestic subsidiaries, except for Crestwood Niobrara and PRBIC and their subsidiaries (Non-Guarantor Subsidiaries). Crestwood Midstream Finance Corp., the co-issuer of our Senior Notes, is our 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of our Senior Notes.

The tables below present condensed consolidating financial statements for us (parent) on a stand-alone, unconsolidated basis, and our combined guarantor and combined non-guarantor subsidiaries as of June 30, 2014 and December 31, 2013, and for the three-month and six-month periods ended June 30, 2014.  As discussed in Note 2, the Crestwood Merger was accounted for as a reverse merger between entities under common control, and as such, changes in the composition of guarantors and non-guarantors should be reflected retrospectively based on the guarantor structure that existed as of the end of the most recent balance sheet.  Accordingly, we have not reflected condensed consolidating financial information for the three-month and six-month periods ended June 30, 2013 because our unrestricted subsidiaries were not formed or were not designated as unrestricted subsidiaries as of June 30, 2013.

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.1	$17.2	$—	$—	$17.3
Accounts receivable	576.5	279.0	0.1	(565.2)	290.4
Inventories	—	7.6	—	—	7.6
Other current assets	—	13.9	—	—	13.9
Total current assets	576.6	317.7	0.1	(565.2)	329.2

Property, plant and equipment, net	5.8	3,459.1	—	—	3,464.9
Goodwill and intangible assets, net	—	2,621.9	—	—	2,621.9
Investment in consolidated affiliates	6,496.4	—	—	(6,496.4)	—
Investment in unconsolidated affiliates	—	—	198.4	—	198.4
Other assets	—	21.2	—	—	21.2
Total assets	$7,078.8	$6,419.9	$198.5	$(7,061.6)	$6,635.6

Liabilities and partners' capital
Current liabilities:
Accounts payable	$833.0	$(73.3)	$0.1	$(565.2)	$194.6
Other current liabilities	26.2	167.4	—	—	193.6
Total current liabilities	859.2	94.1	0.1	(565.2)	388.2

Long-term liabilities:
Long-term debt, less current portion	1,846.3	—	—	—	1,846.3
Other long-term liabilities	1.6	27.8	—	—	29.4
Total long-term liabilities	1,847.9	27.8	—	—	1,875.7

Partners' capital	4,230.3	6,298.0	57.0	(6,355.0)	4,230.3
Interest of non-controlling partners in subsidiaries	141.4	—	141.4	(141.4)	141.4
Total partners' capital	4,371.7	6,298.0	198.4	(6,496.4)	4,371.7
Total liabilities and partners' capital	$7,078.8	$6,419.9	$198.5	$(7,061.6)	$6,635.6

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

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$82.7	$—	$—	$82.7
Storage and transportation	—	45.4	—	—	45.4
NGL and crude services	—	543.5	—	—	543.5
Related party	—	4.1	—	—	4.1
	—	675.7	—	—	675.7

Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	7.8	—	—	7.8
Storage and transportation	—	3.8	—	—	3.8
NGL and crude services	—	497.7	—	—	497.7
Related party	—	9.8	—	—	9.8
	—	519.1	—	—	519.1

Expenses:
Operations and maintenance	—	32.7	—	—	32.7
General and administrative	(0.9)	22.2	—	—	21.3
Depreciation, amortization and accretion	0.2	54.7	—	—	54.9
	(0.7)	109.6	—	—	108.9
Other operating income (expense):
Loss on contingent consideration	—	(6.5)	—	—	(6.5)
Other	—	1.1	—	—	1.1
Operating income	0.7	41.6	—	—	42.3
Interest and debt expense, net	(29.2)	0.2	—	—	(29.0)
Equity in net income (loss) of subsidiary	40.2	—	—	(40.2)	—
Other	—	—	(1.5)	—	(1.5)
Income (loss) before income taxes	11.7	41.8	(1.5)	(40.2)	11.8
Provision for income taxes	—	0.1	—	—	0.1
Net income (loss)	11.7	41.7	(1.5)	(40.2)	11.7
Net income attributable to non-controlling partners	—	—	(3.7)	—	(3.7)
Net income (loss) attributable to Crestwood Midstream Partners LP	11.7	41.7	(5.2)	(40.2)	8.0
Net income attributable to Class A preferred units	(1.1)	—	—	—	(1.1)
Net income (loss) attributable to partners	10.6	41.7	(5.2)	(40.2)	6.9

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$161.3	$—	$—	$161.3
Storage and transportation	—	89.7	—	—	89.7
NGL and crude services	—	953.4	—	—	953.4
Related party	—	8.3	—	—	8.3
	—	1,212.7	—	—	1,212.7

Costs of product/services sold (excluding depreciation, amortization and accretion as shown below):
Gathering and processing	—	15.5	—	—	15.5
Storage and transportation	—	7.0	—	—	7.0
NGL and crude services	—	873.9	—	—	873.9
Related party	—	20.8	—	—	20.8
	—	917.2	—	—	917.2

Expenses:
Operations and maintenance	—	60.7	—	—	60.7
General and administrative	(3.0)	48.4	—	—	45.4
Depreciation, amortization and accretion	0.4	105.3	—	—	105.7
	(2.6)	214.4	—	—	211.8
Other operating income (expense):
Loss on contingent consideration	—	(8.6)	—	—	(8.6)
Other	—	1.6	—	—	1.6
Operating income	2.6	74.1	—	—	76.7
Interest and debt expense, net	(57.3)	0.2	—	—	(57.1)
Equity in net income (loss) of subsidiary	71.9	—	—	(71.9)	—
Other	—	—	(1.6)	—	(1.6)
Income (loss) before income taxes	17.2	74.3	(1.6)	(71.9)	18.0
Provision for income taxes	—	0.8	—	—	0.8
Net income (loss)	17.2	73.5	(1.6)	(71.9)	17.2
Net (income) attributable to non-controlling partners	—	—	(6.8)	—	(6.8)
Net income (loss) attributable to Crestwood Midstream Partners LP	17.2	73.5	(8.4)	(71.9)	10.4
Net income attributable to Class A preferred units	(1.1)	—	—	—	(1.1)
Net income (loss) attributable to partners	16.1	73.5	(8.4)	(71.9)	9.3

CRESTWOOD MIDSTREAM PARTNERS LP (FORMERLY INERGY MIDSTREAM, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(16.7)	$112.1	$—	$—	$95.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19.5)	—	—	(19.5)
Purchases of property, plant and equipment	(2.3)	(162.4)	—	—	(164.7)
Investment in unconsolidated affiliates, net	—	(2.8)	(45.8)	—	(48.6)
Capital contribution from consolidated affiliates	(11.2)	(2.8)	—	14.0	—
Other	(265.5)	—	—	265.5	—
Net cash provided by (used in) investing activities	(279.0)	(187.5)	(45.8)	279.5	(232.8)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2.5	858.1	—	—	860.6
Principal payments on long-term debt	—	(863.2)	—	—	(863.2)
Distributions paid	—	(169.2)	—	—	(169.2)
Contributions from parent	—	2.8	11.2	(14.0)	—
Net proceeds from issuance of preferred equity	—	—	33.6	—	33.6
Net proceeds from issuance of Class A preferred units	293.7	—	—	—	293.7
Payments on capital leases	(0.5)	(1.4)	—	—	(1.9)
Taxes paid for unit-based compensation vesting	—	(1.5)	—	—	(1.5)
Net change in payables to affiliates	—	265.5	—	(265.5)	—
Other	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities	295.7	91.0	44.8	(279.5)	152.0

Net increase in cash	—	15.6	(1.0)	—	14.6
Cash at beginning of period	0.1	1.6	1.0	—	2.7
Cash at end of period	$0.1	$17.2	$—	$—	$17.3

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

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our expectation that we will complete certain projects, and achieve certain capacity or throughput amounts, by specified target dates; (ii) our assessment of certain developing and emerging shale and tight gas plays, including our estimates of producer activity within certain of these areas; and (iii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

•
Marcellus Shale. In the rich gas southwest portion of the Marcellus Shale, we have completed several expansions on our Antero gathering systems that have increased total gathering capacity to 706 MMcf/d as of June 30, 2014. During the second quarter of 2014, we completed and placed into service a 120 MMcf/d compressor station in Antero's western development area. Additional expansion projects on our Marcellus systems are expected to increase total gathering capacity to approximately 875 MMcf/d and gathering volumes to 750 MMcf/d at year-end 2014.    At June 30, 2104, we estimate that Antero had 23 drilled but uncompleted wells on pads connected to our gathering system, and we estimate that Antero continues to operate approximately 15 drilling rigs in the southwestern Marcellus Shale.

•
Powder River Basin (PRB) Niobrara. Expansion of the Jackalope gas gathering system and construction of the 120 MMcf/d Bucking Horse gas processing plant remains on schedule to be completed in the fourth quarter of 2014. During the three and six month ended June 30, 2014, gathering volumes on the Jackalope gas gathering system were 44 MMcf/d and 49 MMcf/d and were constrained due to third party processing limitations. Chesapeake continues to operate three drilling rigs on the 311,000 acre dedication and has approximately 36 drilled but uncompleted wells available to be connected to the system when the Bucking Horse gas processing plant is placed in service. Under Jackalope’s cost of service gathering agreement, gathering fees have increased in 2014, taking into account the significant capital being invested in the midstream infrastructure. In addition, there has been a considerable increase in rig activity and drilling permits in recent months targeting multiple producing formations such as the Niobrara, Frontier/Turner, Sussex/Shannon and Parkman/Teapot. We are actively working with area producers to develop additional gathering and processing facilities beyond our Jackalope acreage in the region.

•
Permian Delaware Basin. On April 1, 2014, we announced a Phase 2 expansion of our Willow Lake project to include a 20 MMcf/d cryogenic processing facility and expand our gathering system, anchored by a 10-year fixed-fee gas gathering and processing agreement with Legend Production Holdings, LLC (Legend) in Eddy County, New Mexico. Construction of the Willow Lake plant remains on schedule for completion in third quarter of 2014 at a cost of approximately $25 million to $30 million. We are also actively working with area producers, particularly those targeting the Bone Spring, Avalon and Wolfcamp formations, for a potential Phase 3 expansion and relocation to our proposed Delaware Ranch Plant site of our West Johnson County processing plant (located in the Barnett Shale region) which has a capacity of approximately 120 MMcf/d. These projects support emerging production from one of the most active drilling areas within the region.

•
Barnett Shale. Our Barnett Shale dry and rich gas gathering systems had a 13% increase in average volumes during the second quarter of 2014. Our primary customer in the Barnett, Quicksilver, resumed drilling activity in the Alliance and Lake Arlington dry gas areas and connected 18 wells to our gathering systems during the first half of 2014. As a result, gathering volumes on the Barnett Shale systems have averaged approximately 439 MMcf/d during the second quarter of 2014, which is up from 387 MMcf/d during the first quarter of 2014.

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

We continued to experience high demand for storage and transportation services during the first half of 2014 due to continued growth in Marcellus shale production, sustained colder weather throughout the region, increased volatility and widening of basis differential along our pipeline systems.  During the second quarter of 2014, total firm throughput from our storage and transportation services averaged approximately 1.6 Bcf/d, an increase of 14% from the first quarter of 2014, with peak deliveries reaching as high as 1.76 Bcf/d during the six month period ending June 30, 2014.

Following a successful open season during the first half of 2014, we executed long-term agreements to provide an additional 40,000 dekatherms per day (Dth/d) of firm transportation on our North/South facilities and MARC I Pipeline which began on April 1, 2014. We have executed precedent agreements to provide an additional 117,000 Dth/d of firm capacity on these systems which is expected to begin in the first quarter of 2015, and we are in active negotiations with customers to provide up to 125,000 Dth/d of additional firm service starting in the latter half of 2015.  The additional capacity would be completed through the modification and replacement of an existing compressor unit at the NS -1 station.

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

•
Arrow System (Bakken). Following the harsh winter that negatively impacted our first quarter of 2014, average crude, natural gas and produced water volumes gathered by our gathering systems have increased approximately 35% in the second quarter compared to the first quarter of 2014, and we anticipate that such volumes will continue to increase during the third quarter. In addition, we are adding 200,000 barrels of crude oil storage on the Arrow gathering system and contracting for firm pipeline transportation capacity on third party systems that directly connect our Arrow system and our COLT Hub. We expect to commence construction of the new storage tank in the third quarter of 2014 and place it into service in 2015. In the second quarter of 2014, we also acquired 10,000 Bbls/d of firm transportation capacity on Tesoro High Plains Pipeline's (THPP) crude oil expansion project that connects our Arrow system and COLT Hub. THPP expects to place the expansion project in service in September 2014.

•
COLT Hub (Bakken). We substantially completed the COLT Hub expansion project (including expansion of rail loading capacity to 160,000 Bbls/d and adding 480,000 barrels of storage) in the first quarter of 2014 and have since experienced daily loading volumes in excess of the first quarter average volumes (as high as 154,000 Bbls/d) in the second quarter. New long-term agreements with BP Products North America, Inc. and Statoil Marketing & Trading in 2014, which were effective January 1, 2014, continue to further support the COLT expansion. We expect to complete the installation of new release and departure track at the COLT Hub in the third quarter of 2014, which will provide greater operational flexibility to our customers and the BNSF Railroad and consequently improve utilization rates. We have also ordered two crude oil unit trains, which we expect to receive during the first half of 2015.

•
Transportation Fleet (Bakken). In the second quarter of 2014, we acquired LT Enterprises' crude oil and produced water transportation fleet based in Watford City, North Dakota. This acquisition adds approximately 20,000 Bbls/d of crude oil transportation capacity to our existing Bakken transportation fleet. As a result of the Red Rock and LT Enterprises acquisitions, we now own approximately 48,000 Bbls/d of crude oil and water transportation capacity in Watford City, North Dakota. We expect these fleet acquisitions to (i) further expand the menu of integrated takeaway solutions that we are able to offer to Bakken producers, (ii) provide greater crude marketing opportunities for us in the region, and (iii) provide opportunities to transport water volumes being produced by our Arrow customers until we are able to increase pipeline takeaway capacity on the Arrow system.

Regulatory Matters

We are experiencing greater regulatory challenges relative to our Bakken crude oil operations, particularly with respect to (i) increased regulation and enforcement efforts relating to the crude packaging classifications, which predominantly impacts our crude-by-rail operations at the COLT Hub and our crude oil sales at the Arrow central delivery point, and (ii) recent right-of-way regulations implemented by the MHA Nation that are designed to foster more environmentally-friendly oil and gas practices and to generate revenue from oil and gas activities performed on the Fort Berthold Reservation. We expect to manage these regulatory challenges accordingly and, in this regard, we are working closely with (i) regulatory authorities to ensure compliance with existing regulation and provide input on proposed initiatives, and (ii) the MHA Nation to craft right-of-way policies and exemptions that strike an appropriate balance between the industry and the MHA Nation. However, we cannot provide any assurances that new regulatory challenges facing Bakken producers and our company will not have an impact our results of operations in a material and adverse manner.

We continue to pursue the state regulatory permits required to construct our proposed Finger Lakes NGL storage facility near Watkins Glen, New York.  This year’s harsh winter conditions significantly taxed the propane supply infrastructure in the Northeast, to the point where New York propane consumers alone incurred more than $100 million of incremental supply delivery costs that could have been avoided had our proposed storage facility been operational.  With domestic propane production and export volumes expected to increase in the near term, we anticipate that propane consumers in New York and the greater New England and Mid-Atlantic markets will continue to face significantly higher costs to obtain propane supplies until additional local storage can be installed to help balance out seasonal price dislocations.  Although it has become clear that political agendas are driving the Department of Environmental Conservation’s ongoing delay in permitting the Finger Lakes project, we remain optimistic that these political headwinds will subside later this year and we will place into service the Finger Lakes storage project next year.  We continue to work proactively with industry associations to educate federal, state and local agencies and officials on the market’s need for this critical energy infrastructure and otherwise generate public support for projects like our Finger Lakes project that support growing demand in the local and regional markets.  In this regard, during the second quarter (i) the FERC authorized an expansion of our Seneca Lake natural gas storage facility located at our US Salt complex, which we believe positively supports our permitting efforts, and (ii) the Schuyler County Legislature, which is the appropriations and policy-making body of the project's county, passed a resolution in support of the Finger Lakes NGL storage project on June 9, 2014.

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

Results of Operations

Our consolidated financial statements were originally the financial statements of Legacy Crestwood, prior to the Crestwood Merger and the merger of Legacy Crestwood with and into Legacy Inergy on October 7, 2013 as discussed in Item 1, Financial Statements, Note 2. Financial data presented for the periods ended June 30, 2013 reflect the operations of Legacy Crestwood for the entire period, and the operations of Legacy Inergy from June 19, 2013 to June 30, 2013. The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$675.7	$80.1	$1,212.7	$152.5
Costs of product/services sold	519.1	15.3	917.2	28.8
Operations and maintenance expense	32.7	13.4	60.7	26.4
General and administrative expense	21.3	11.0	45.4	18.8
Depreciation, amortization and accretion expense	54.9	20.9	105.7	38.3
Gain on long-lived assets	1.1	—	1.6	—
Loss on contingent consideration	(6.5)	—	(8.6)	—
Operating income	42.3	19.5	76.7	40.2
Loss from unconsolidated affiliates, net	(1.5)	—	(1.6)	—
Interest and debt expense, net	(29.0)	(12.5)	(57.1)	(23.9)
Provision for income taxes	(0.1)	(0.3)	(0.8)	(0.7)
Net income	$11.7	$6.7	$17.2	$15.6
Add:
Interest and debt expense, net	29.0	12.5	57.1	23.9
Provision for income taxes	0.1	0.3	0.8	0.7
Depreciation, amortization and accretion	54.9	20.9	105.7	38.3
EBITDA	$95.7	$40.4	$180.8	$78.5
Non-cash equity compensation expense	5.2	1.1	9.8	1.7
Gain on long-lived assets	(1.1)	—	(1.6)	—
Loss on contingent consideration	6.5	—	8.6	—
Loss from unconsolidated affiliates, net	1.5	—	1.6	—
Adjusted EBITDA from unconsolidated affiliates	0.4	—	2.1	—
Significant transaction related costs and other items	1.5	4.8	7.3	5.5
Adjusted EBITDA	$109.7	$46.3	$208.6	$85.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
EBITDA:
Net cash provided by operating activities	$37.3	$34.4	$95.4	$68.5
Net changes in operating assets and liabilities	43.0	(4.8)	50.0	(10.8)
Amortization of debt-related deferred costs and premiums	(1.8)	(0.9)	(3.6)	(2.0)
Interest and debt expense, net	29.0	12.5	57.1	23.9
Non-cash equity compensation expense	(5.2)	(1.1)	(9.8)	(1.7)
Gain on long-lived assets	1.1	—	1.6	—
Loss on contingent consideration	(6.5)	—	(8.6)	—
Loss from unconsolidated affiliates, net	(1.5)	—	(1.6)	—
Deferred income taxes	—	—	(0.5)	—
Provision for income taxes	0.1	0.3	0.8	0.7
Other non-cash income	0.2	—	—	(0.1)
EBITDA	$95.7	$40.4	$180.8	$78.5
Non-cash equity compensation expense	5.2	1.1	9.8	1.7
Gain on long-lived assets	(1.1)	—	(1.6)	—
Loss on contingent consideration	6.5	—	8.6	—
Loss from unconsolidated affiliates, net	1.5	—	1.6	—
Adjusted EBITDA from unconsolidated affiliates	0.4	—	2.1	—
Significant transaction related costs and other items	1.5	4.8	7.3	5.5
Adjusted EBITDA	$109.7	$46.3	$208.6	$85.7
The following tables summarize the EBITDA of our segments (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Operating revenues	$83.4	$45.4	$546.9	$71.1	$5.5	$3.5
Costs of product/services sold	17.6	3.8	497.7	14.0	0.4	0.9
Operations and maintenance expense	14.7	4.4	13.6	12.6	0.6	0.2
Gain on long-lived assets	0.5	0.6	—	—	—	—
Loss on contingent consideration	(6.5)	—	—	—	—	—
Loss from unconsolidated affiliates	(0.6)	—	(0.9)	—	—	—
EBITDA	$44.5	$37.8	$34.7	$44.5	$4.5	$2.4

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Operating revenues	$162.9	$89.7	$960.1	$143.5	$5.5	$3.5
Costs of product/services sold	36.3	7.0	873.9	27.5	0.4	0.9
Operations and maintenance expense	28.1	8.7	23.9	25.6	0.6	0.2
Gain on long-lived assets	1.0	0.6	—	—	—	—
Loss on contingent consideration	(8.6)	—	—	—	—	—
Loss from unconsolidated affiliates	(0.3)	—	(1.3)	—	—	—
EBITDA	$90.6	$74.6	$61.0	$90.4	$4.5	$2.4

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the three and six months ended June 30, 2014 compared to the same periods in 2013 for our gathering and processing segment and compared to the the three months ended March 31, 2014 for our storage and transportation and NGL and crude services segments (see further discussion below).

Gathering and Processing:

EBITDA for our G&P segment was relatively flat for the three and six months ended June 30, 2014 compared to the same periods in 2013, although our G&P segment’s revenues increased by $12.3 million (or 17%) and $19.4 million (or 14%) for those same periods. The increases in our G&P revenues were primarily driven by increases in gathering and compression volumes during the three and six months ended June 30, 2014 compared to the same periods in 2013. We gathered approximately 1.2 Bcf/d and 1.1 Bcf/d of natural gas on our G&P systems during the three and six months ended June 30, 2014 compared to 1.0 Bcf/d during the same periods in 2013. Our compression volumes increased from 0.3 Bcf/d for both the three and six months ended June 30, 2013 to 0.5 Bcf/d during the same periods in 2014, which primarily related to several new compressor stations placed in service during 2013 and the first half of 2014 in the Marcellus Shale.
Partially offsetting the increases in our G&P segment’s revenues were higher costs of product/services sold during the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase was primarily due to higher volumes gathered on our New Mexico gathering systems under a gathering and processing agreement we entered into with Legend in April 2014. Operations and maintenance expense in our gathering and processing segment increased approximately $2.1 million and $2.5 million during the three and six months ended June 30, 2014 compared to the same period in 2013 primarily due to the expansion of our assets in the Marcellus Shale.In addition, during the three and six months ended June 30, 2014, we had a $6.5 million and $8.6 million loss on contingent consideration in connection with the acquisition of the Antero assets.
Storage and Transportation:

Our storage and transportation segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of our general partner). Accordingly, the following discusses the results of operations of our storage and transportation segment for the three months ended June 30, 2014 compared to the three months ended March 31, 2014.

EBITDA for our storage and transportation segment increased by approximately 2.7% during the three months ended June 30, 2014 compared to the three months ended March 31, 2014. Our storage and transportation revenues increased by 2.5% during the three months ended June 30, 2014 when compared to the three months ended March 31, 2014 primarily due to increased revenues from usage fees on our firm storage and transportation contracts and increased revenues from interruptible services, resulting from increased producer activity and increased locational basis spreads in the Northeast. During the three months ended June 30, 2014, firm throughput on our storage and transportation services was 1.6 Bcf/d compared to 1.4 Bcf/d during the three months ended March 31, 2014.

Costs of product/services sold and operations and maintenance expenses for our storage and transportation segment were relatively flat during the three months ended June 30, 2014 compared to the three months ended March 31, 2014.

NGL and Crude Services:

Our NGL and crude services segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of our general partner). Accordingly, the following discusses the results of operations of our NGL and crude services segment for the three months ended June 30, 2014 compared to the three months ended March 31, 2014.

EBITDA for our NGL and crude services segment increased by approximately 31.9% during the three months ended June 30, 2014 compared to the three months ended March 31, 2014. Our NGL and crude services segment's revenues increased by approximately 32.3% primarily due to increases in volumes on our Arrow system and COLT Hub as a result of our expansion of these facilities and continued improvement of the performance of these assets after the harsh winter conditions experienced in the fourth quarter of 2013 and the first quarter of 2014.

Partially offsetting the increases in our NGL and crude services segment's revenues were higher costs of product/services sold primarily related to higher crude volumes gathered and sold on our Arrow system as discussed above. Our NGL and crude services segment also experienced higher operations and maintenance expenses during the three months ended June 30, 2014 compared to the three months ended March 31, 2014, primarily due to the acquisitions of Red Rock and LT Enterprises.

Other Results

Our consolidated EBITDA for the three and six months ended June 30, 2014 was $95.7 million and $180.8 million, an increase of $55.3 million and $102.3 million compared to the same periods in 2013. Our consolidated Adjusted EBITDA for the three and six months ended June 30, 2014 was $109.7 million and $208.6 million, an increase of $63.4 million and $122.9 million compared to the same periods in 2013. Below is a discussion of items impacting our EBITDA that are not included in our segment results described above.

The increase in our EBITDA and Adjusted EBITDA was primarily driven by our segment results described above. Partially offsetting those results were the general and administrative expenses of our Corporate operations, which totaled $21.3 million and $45.4 million for the three and six months ended June 30, 2014, an increase of $10.3 million and $26.6 million compared to the same periods in 2013. The increases in our general and administrative expenses were driven by the assets acquired as a result of the Crestwood Merger and the Arrow Acquisition in 2013. Also contributing to the increase was primarily legal and other consulting expenses we recognized to evaluate certain transaction opportunities primarily related to the Arrow Acquisition, which were approximately $1.5 million and $7.3 million for the three and six months ended June 30, 2014. We also had increases in payroll and related benefit costs, which reflects the increased scope of our business operations, and an increase of $4.1 million and $8.1 million of expenses related to our equity compensation plans during the three and six months ended June 30, 2014 compared to the same periods in 2013.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the three and six months ended June 30, 2014, our depreciation, amortization and accretion expense increased compared to the same period in 2013 primarily due to the assets acquired as a result of the Crestwood Merger and the Arrow Acquisition during 2013.

Interest and Debt Expense - Interest and debt expense increased for the three and six months ended June 30, 2014 compared to the same period in 2013, primarily due to (i) higher outstanding balances on our long-term debt, net of repayments; (ii) the assumption of $0.7 billion of long-term debt due to the Crestwood Merger; and (iii) the issuance of $600 million of 6.125% senior notes in November 2013.

The following table provides a summary of interest and debt expense (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Credit facilities	$4.9	$4.5	$9.0	$8.9
Senior notes	23.4	8.0	46.9	15.0
Capital lease interest	0.1	0.1	0.1	0.1
Other debt-related costs	2.0	0.1	3.8	0.1
Gross interest and debt expense	30.4	12.7	59.8	24.1
Less: capitalized interest	1.4	0.2	2.7	0.2
Interest and debt expense, net	$29.0	$12.5	$57.1	$23.9

Liquidity and Sources of Capital

We are a partnership holding company that derives all of our operating cash flow from our operating subsidiaries.  Our principal sources of liquidity include cash generated by operating activities, credit facilities, debt issuances, and sales of our common and preferred units.  Our operating subsidiaries use cash from their respective operations to fund their operating activities and maintenance capital expenditures.  We utilize a variety of sources to service our outstanding indebtedness, fund growth capital expenditures, and make distributions to unitholders.  These sources include funds cash generated by our operating subsidiaries, borrowings under our Credit Facility, funds from the issuance of Preferred Units and funds from the sale of common units under our equity distribution agreement.

•
Credit Facility. As of June 30, 2014, we had $366.7 million of available capacity under the Credit Facility considering our most restrictive debt covenants under the facility. In addition, as of June 30, 2014, we were in compliance with all our debt covenants related to our Credit Facility and Senior Notes. See Item 1, Financial Statements, Note 7 for a more detailed description of our Credit Facility.

•
Preferred Units. On June 17, 2014, we entered into definitive agreements with a group of investors under which we have agreed to sell and they have agreed to purchase up to $500 million of Preferred Units at a purchase price of $25.10 per unit prior to September 30, 2015. Concurrently with the closing, we sold 11,952,191 Preferred Units to the investors in a privately-placed transaction that generated gross proceeds of approximately $300.0 million (or approximately $293.7 million of net proceeds after transaction fees and offering expenses). We expect to use to the proceeds from the issuance of the Preferred Units to fund expansion and development projects, to reduce borrowings under our Credit Facility, and for other general partnership purposes. We expect to issue an additional $200 million of Preferred Units to the Class A Purchasers prior to September 30, 2015. See Item 1, Financial Statements, Note 8 for a more detailed description of the Preferred Units.

•
Equity Distribution Agreement. On July 10, 2014, we entered into an equity distribution agreement with several financial institutions under which we may offer and sell from time to time through one or more managers common units having an aggregate offering price of up to $300.0 million. Common units sold pursuant to this at-the-market equity distribution program will be issued under our ATM registration statement that became effective on May 27, 2014. We will pay the managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under our ATM program, and net proceeds from equity sold under this program will be used to fund expansion and development projects, to finance acquisitions, to reduce borrowings under our Credit Facility, and for other general partnership purposes. We have not issued any common units under this equity distribution program. See Item 1, Financial Statements, Note 8 for more information on our ATM equity distribution program.

We believe our current liquidity sources and operating cash flows will be sufficient to fund our future operating and capital requirements.

The following table provides a summary of our cash flows by category (in millions):

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by operating activities	$95.4	$68.5
Net cash used in investing activities	(232.8)	(83.3)
Net cash provided by financing activities	152.0	17.0

Operating Activities

During the six months ended June 30, 2014, we experienced an increase in our operating cash flow compared to the same period in 2013 primarily due to additional operating revenues of approximately $1,040.8 million related to the Crestwood Merger and the Arrow Acquisition which occurred in 2013. Partially offsetting these increases in operating revenues was higher operations and maintenance expenses, general and administrative expenses and costs of product/services sold of approximately $938.0 million, which also primarily related to the Crestwood Merger and the Arrow Acquisition in 2013. In addition, our interest costs increased by approximately $33.2 million due to higher outstanding balances on our credit facility.

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

We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flow and earnings. The following table summarizes our capital expenditures for the six months ended June 30, 2014 (in millions):

Growth capital	$142.4
Maintenance capital	7.4
Other(1)	14.9
Total	$164.7

(1)     Represents capital expenditures that are reimbursable by third parties.

During the six months ended June 30, 2014, we acquired substantially all of the operating assets of Red Rock and LT Enterprises for approximately $12.1 million and $9.0 million, respectively. For a further discussion of these acquisitions, see Item 1, Financial Statements, Note 4. We also made capital contributions of approximately $48.6 million to our unconsolidated affiliates to fund their capital projects. For a further discussion of investment in our unconsolidated affiliates, see Item 1, Financial Statements, Note 5.

Financing Activities

Significant items impacting our financing activities during the six months ended June 30, 2014 and 2013, included the following:

Equity Transactions

•	$111.5 million increase in distributions to partners during the six months ended June 30, 2014 compared to the same period in 2013;

•	$293.7 million net proceeds from the issuance of Class A Preferred Units in June 2014;

•	$33.6 million proceeds from the issuance of preferred security units to GE during the six months ended June 30, 2014;

•	$118.5 million net proceeds from the issuance of Legacy Crestwood common units during the six months ended June 30, 2013; and

•	$129.0 million distribution to Crestwood Holdings for the acquisition of Legacy Crestwood's additional interest in CMM in January 2013.

Debt Transactions

•	$90.8 million increase in net repayments of long-term debt during the six months ended June 30, 2014 compared to the same period in 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest rate risk and commodity price, market and credit risks are discussed in our 2013 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2013 to June 30, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

This Form 10-Q should be read together with the Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, which describes various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below.

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

These risks could result in substantial losses due to breaches of contractual commitments, personal injury and/or loss of life, damage to and destruction of property and equipment and pollution or other environmental damage. For example, in early July 2014, we experienced a rupture on our Arrow water gathering system that resulted in a spill of an estimated 25,000 barrels of produced water on the Fort Berthold Indian Reservation in North Dakota, the remediation and repair costs of which we believe are covered by insurance but nonetheless potentially subjects us to substantial penalties, fines and damages from the Three Affiliated Tribes, federal and state regulatory agencies and individual landowners. These risks may also result in curtailment or suspension of our operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent in our business. For example, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are also not insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which we are not fully insured, it could result in a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

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

Our Class A Preferred Units contain covenants that may limit our business flexibility.

Our Class A Preferred Units contain covenants preventing us from taking certain actions without the approval of the holders of a majority or a super-majority of the Class A Preferred Units, depending on the action as described below. The need to obtain the approval of holders of the Class A Preferred Units before taking these actions could impede our ability to take certain actions that management or our board of directors may consider to be in the best interests of our unitholders. The affirmative vote of the then-applicable voting threshold of the outstanding Class A Preferred Units, voting separately as a class with one vote per Class A Preferred Unit, shall be necessary to amend our Partnership Agreement in any manner that (1) alters or changes the rights, powers, privileges or preferences or duties and obligations of the Class A Preferred Units in any material respect, (2) except as contemplated in the Partnership Agreement, increases or decreases the authorized number of Class A Preferred Units, or (3) otherwise adversely affects the Class A Preferred Units, including without limitation the creation (by reclassification or otherwise) of any class of senior securities (or amending the provisions of any existing class of Partnership interests to make such class of partnership interests a class of senior securities). In addition, our Partnership Agreement provides certain rights to the Preferred Unit holders that could impair our ability to consummate (or increase the cost of consummating) a change-in-control transaction, which could result in less economic benefits accruing to our common unitholders.

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
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP (f/k/a Inergy Midstream, L.P.) (incorporated herein by reference to Exhibit 3.1 to the Partnership’s Form 8-K filed on October 10, 2013)

3.3C
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP (incorporated herein by reference to Exhibit 3.1 to the Partnership's Form 8-K filed on June 19, 2014)

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

*10.1	Amendment No. 1 dated as of June 11, 2014, to the Credit Agreement dated as of October 7, 2014, among the Partnership, Wells Fargo Bank, as Administrative Agent, and the lender parties thereto

*12.1	Computation of ratio of earnings to fixed charges

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
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

CRESTWOOD MIDSTREAM PARTNERS LP

		By:	CRESTWOOD MIDSTREAM GP LLC
(its general partner)

Date:	August 7, 2014	By:	/s/ MICHAEL J. CAMPBELL
Michael J. Campbell
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)