Form 10-K
period 2014-12-31
Crestwood Midstream Partners LP
filed 2015-03-02
CIK 1304464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the 153,572,091 common units of the registrant held by non-affiliates computed by reference to the $14.99 closing price of such common units on February 13, 2015, was $2.3 billion. As of June 30, 2014, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common units held by non-affiliates of the registrant was $3.3 billion based on a closing price of $22.07 per common unit as reported on the New York Stock Exchange on such date. As of February 13, 2015, the registrant had 188,356,692 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: None.

CRESTWOOD MIDSTREAM PARTNERS LP

GLOSSARY

The terms below are common to our industry and used throughout this report.

/d	per day
AOD	Area of dedication, which means the acreage dedicated to a company by an oil and/or natural gas producer under one or more contracts.
ASC	Accounting Standards Codifications.
Barrel (Bbl)	One barrel of petroleum products equal to 42 U.S. gallons.
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

PART I

Item 1. Business.

Unless the context requires otherwise, references to (i) “we,” “us,” “our,” “ours,” “our company,” the “Company,” the “Partnership,” “Crestwood Midstream,” and similar terms refer to Crestwood Midstream Partners LP and its consolidated subsidiaries, as the context requires, (ii) “Legacy Inergy” refers to Inergy Midstream, L.P. and its consolidated subsidiaries prior to the Crestwood Merger (defined below), and (iii) “Legacy Crestwood” refers to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries prior to the Crestwood Merger. Unless otherwise indicated, information contained herein is reported as of December 31, 2014.

Introduction

Crestwood Midstream, a Delaware limited partnership formed in 2004, is a growth-oriented master limited partnership (MLP) that develops, acquires, owns and operates primarily fee-based assets and operations within the energy midstream sector. Headquartered in Houston, Texas, we provide broad-ranging infrastructure solutions across the value chain to service premier liquids-rich and crude oil shale plays across the United States. Our common units representing limited partner interests are listed on the NYSE under the symbol “CMLP.”

We own and operate a diversified portfolio of crude oil and natural gas gathering, processing, storage and transportation assets that connect fundamental energy supply with energy demand across North America. Our consolidated operating assets primarily include:

•	natural gas facilities with approximately 2.5 Bcf/d of gathering capacity, 481 MMcf/d of processing capacity,
1.1 Bcf/d of firm transmission capacity, and 41 Bcf of certificated working gas storage capacity;

•	NGL facilities with approximately 1.7 million barrels of storage capacity; and

•
crude oil facilities with approximately 125,000 Bbls/d of gathering capacity, approximately 1.1 million barrels of storage capacity, 48,000 Bbls/d of transportation capacity and 160,000 Bbls/d of rail loading capacity.

Our primary business objective is to increase the cash distributions that we pay to our unitholders by growing our business safely through the development, acquisition and operation of additional midstream assets situated near developed and emerging shale resources and premium demand centers. We expect to increase cash available for distribution to our unitholders through organic growth and increased operational efficiencies. We also anticipate growing our business through strategic and bolt-on acquisitions, including asset drop downs, with an emphasis on acquisitions that further expand our existing asset footprint and the combination of value chain services we provide for our customers.

Ownership Structure

The diagram below reflects a simplified version of our ownership structure as of December 31, 2014:

Crestwood Holdings LLC
2,497,071 Common Units
100%
99% Limited Partner Interest
100% General Partner Interest
Crestwood Holdings LP
(f/k/a Inergy Holdings, L.P.)
1% Limited Partner Interest
Crestwood Gas Services Holdings LLC
18,339,314 Common Units
100%
Crestwood Equity GP LLC
(f/k/a Inergy GP, LLC)
49,421,509 Common Units
4,387,889 Subordinated Units
Public
132,594,269 Common Units
Non-Economic General Partner Interest
Crestwood Equity Partners LP
NYSE: CEQP
(f/k/a Inergy, L.P.)
100%
100%
100%
Operating Subsidiaries
MGP GP, LLC
CEQP Finance Corp.
(f/k/a Inergy Finance Corp.)
100% Limited Partner Interest
Non-Economic General Partner Interest
7,137,841 Common Units
Crestwood Midstream Holdings LP
(f/k/a Inergy Midstream Holdings, L.P.)
100% IDR's
100%
Class A Preferred Units
Crestwood Midstream GP LLC
(f/k/a NRGM GP, LLC)
17,917,870 Preferred Units
Non-Economic General Partner Interest
Public and Insiders
Crestwood Gas Services GP, LLC
21,597 Common Units
Crestwood Midstream Partners LP
NYSE: CMLP
(f/k/a Inergy Midstream, L.P.)
159,969,282 Common Units
100%
100%
Operating Subsidiaries
Crestwood Midstream Finance Corp.
(f/k/a Inergy Midstream Finance Corp.)

On October 7, 2013, the operations of our company and Legacy Crestwood were combined when (i) one of our wholly-owned subsidiaries merged with and into Legacy Crestwood, with Legacy Crestwood surviving the merger and becoming a wholly-owned subsidiary of us, and (ii) Legacy Crestwood immediately thereafter merged with and into our company (collectively, the Crestwood Merger). Contemporaneously with the Crestwood Merger, we changed our name to Crestwood Midstream Partners LP and changed our NYSE listing symbol to “CMLP.” See Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 1 for additional information on the Crestwood Merger and certain transactions related thereto.

Our non-economic general partner interest is held by Crestwood Midstream GP LLC, which we refer to as our general partner and which is owned by CEQP. CEQP also owns 100% of our incentive distribution rights (IDRs) and, as of December 31, 2014, approximately 4% of our common units representing limited partnership interests. Given that CEQP owns and controls our general partner, and the entity that owns and controls CEQP’s general partner is substantially owned and controlled by First Reserve Management, L.P. (First Reserve), we are effectively controlled by First Reserve.

Our Assets

We have three reporting segments: (i) gathering and processing (G&P), (ii) storage and transportation, and (iii) NGL and crude services.

Gathering and Processing

We provide natural gas gathering, processing, treating and compression services to producers in multiple unconventional shale plays located in West Virginia, Wyoming, Texas, Arkansas, New Mexico and Louisiana. We own rich gas systems in the Marcellus, Barnett, Granite Wash, Avalon/Bone Spring and Powder River Basin (PRB) Niobrara Shale plays, as well as dry gas gathering systems in the Barnett, Fayetteville and Haynesville/Bossier Shale plays.

The table below summarizes certain information about our G&P systems (including our equity investment) as of December 31, 2014:

Shale Play (State)	Counties / Parishes	Pipeline (Miles)	Gathering Capacity (MMcf/d)	Average Gathering Volume (MMcf/d)	Compression (HP)	Number of In-Service Processing Plants	Processing Capacity (MMcf/d)	Gross Acreage Dedication
Marcellus West Virginia	Harrison, Barbour and Doddridge	77	875	598	138,080	—	—	140,000
Barnett Texas	Hood, Somervell, Johnson, Tarrant, and Denton	496	955	417	153,465	2	425	140,000
Fayetteville Arkansas	Conway, Faulkner, Van Buren, and White	171	510	98	27,645	—	—	143,000
Granite Wash Texas	Roberts	36	36	23	12,240	1	36	22,000
Haynesville / Bossier Louisiana	Sabine	57	100	9	—	—	—	22,000
Avalon / Bone Spring New Mexico	Eddy	71	50	13	955	1	20	107,000
Consolidated Total		908	2,526	1,158	332,385	4	481	574,000
PRB Niobrara(1) New Mexico	Converse	162	90	56	24,080	—	—	311,000
Total		1,070	2,616	1,214	356,465	4	481	885,000

(1)	Our PRB Niobrara assets are owned by Jackalope Gas Gathering Services, L.L.C. (Jackalope), our 50% equity method investment.

We generate G&P revenues predominantly under fee-based contracts, which minimizes our commodity price exposure and provides less volatile operating performance and cash flows. Our principal G&P systems are described below.

Marcellus

We own and operate rich gas systems in Harrison and Doddridge Counties, West Virginia and a dry gas system in Barbour County, West Virginia. These systems consist of 77 miles of low pressure gathering lines and eight compression and dehydrations stations with 138,080 horsepower. Our current operations are predominantly focused on our rich gas systems. On these systems, we provide midstream services to Antero Resources Appalachian Corporation (Antero), which is the most active upstream developer of the rich gas corridor of the southwestern core of the Marcellus Shale play. We provide our services under long-term, fixed-fee contracts across two operating areas, our eastern area of operation (East AOD) and our western area of operation (Western Area).

In the East AOD, we provide gathering, dehydration and compression services to Antero in an approximately 140,000 gross acre area from which Antero has dedicated all production of rich natural gas to our system pursuant to a 20-year, fixed-fee gathering and compression agreement. As a part of that agreement, we gather and deliver Antero’s production to MarkWest Energy Partners’ Sherwood Gas Processing Plant and various regional pipeline systems. Our system is currently connected to 225 wells and current average daily volumes delivered to our system have increased by over 180% from when we acquired the assets in 2012.

In the Western Area, we provide compression and dehydration services to Antero’s gathering facilities predominantly with our West Union and Victoria compressor stations. We provide services to Antero under a seven year, fixed-fee agreement that runs through 2021, subject to Antero’s right to extend the contract term for an additional three years. Although volumes compressed from these stations are not contractually dedicated to us in the Western Area, Antero does provide minimum volume commitments up to 50% of the throughput capacity of each compressor station. We also hold a right of first offer until 2019 to acquire and develop any midstream facilities developed by Antero in the Western Area for ultimate transfer or sale to a third party.

In the southwest portion of the Marcellus Shale, we have completed several expansions on our Antero gathering system that have increased total gathering capacity. Antero continues to develop production in the Marcellus Shale to connect additional wells to our systems. We invested approximately $191 million in our Marcellus systems during the year ended December 31, 2014.

Barnett

We own and operate three systems in the Barnett Shale, including the Cowtown, Lake Arlington and the Alliance systems.

Our Cowtown system, which is located principally in the southern portion of the Fort Worth Basin, consists of (i) pipelines that gather rich natural gas produced by customers and deliver the volumes to our plants for processing, (ii) the Cowtown plant, which includes two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream, and (iii) the Corvette plant, which extracts NGLs from the natural gas stream and delivers customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream. For the year ended December 31, 2014, our Cowtown and Corvette plants had a total average throughput of 170 MMcf/d of natural gas with an average NGL recovery of 15,600 Bbl/d.

Our Lake Arlington system, which is located in eastern Tarrant County, Texas, consists of a gas gathering system and related dehydration and compression facilities. Our Alliance system, which is located in northern Tarrant and southern Denton Counties, Texas, consists of a gas gathering system and a related dehydration, compression and amine treating facility.

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

Fayetteville

We own and operate five systems in the Fayetteville Shale, including the Twin Groves, Prairie Creek, Woolly Hollow, Wilson Creek, and Rose Bud systems. Our Twin Groves, Prairie Creek, and Woolly Hollow systems (Conway and Faulkner Counties) consist of three gas gathering, compression, dehydration and treating facilities. Our Wilson Creek (Van Buren County) and Rose Bud system (White County) systems each consist of a gas gathering system and related dehydration and compression facilities. All of our systems gather natural gas produced by customers and deliver customers’ gas to unaffiliated pipelines for downstream sale.

Other

We also own and operate systems in the Granite Wash, Avalon/Bone Spring, and the Haynesville/Bossier Shales. Our Indian Creek system, which is located in Roberts County, Texas in the Granite Wash, includes a rich gas gathering system, compression facility and processing plant. Our Las Animas system, which is located in Eddy County, New Mexico, consists of three gas gathering systems located in the Morrow/Atoka reservoir and the Avalon/Bone Spring Shale rich gas trend in the Permian Basin. In mid-July 2014, we substantially completed a Phase 2 expansion of our Willow Lake project which included a 20 MMcf/d cryogenic processing facility and expansion of our gathering system, anchored by a 10-year fixed-fee gas gathering and processing agreement with Trinity River Energy, LLC (formerly “Legend Production Holdings, LLC”) (Trinity) in Eddy County, New Mexico at a cost of approximately $19 million. These projects support emerging production from one of the most active drilling areas within the region. Our Sabine system, which is located in Sabine Parish, Louisiana, includes high-pressure gas gathering pipelines that provide gathering and treating services for producers in the Haynesville/Bossier Shale.

PRB Niobrara

Our G&P segment includes our 50% equity interest in the Jackalope system, which we account for under the equity method of accounting. The Jackalope system is a gas gathering system being developed to support a 311,000 gross acre AOD operated by Chesapeake Energy Corporation (Chesapeake) and RKI Exploration and Production LLC (RKI) in the core of the PRB Niobrara Shale. The Jackalope system, which is also 50% owned and operated by Williams Partners LP (Williams), consists of approximately 162 miles of gathering pipelines and 24,080 horsepower of compression equipment located in Converse County, Wyoming. The existing system, which connects to 77 well pads, is supported by a 20-year gathering and processing agreement with Chesapeake and RKI under which Jackalope receives cost-of-service based fees with annual redeterminations sufficient to provide Jackalope a fixed return on all capital invested to build out and expand the system over the life of the contract. In January 2015, the construction of the 120 MMcf/d Bucking Horse processing plant was completed and placed into service. We expect volumes at the Bucking Horse processing plant to significantly increase throughout the first quarter of 2015. In addition, the gathering system continues to expand with the most recent compression facility placed into service in January 2015. We are actively working with area producers to develop additional gathering and processing facilities beyond our Jackalope acreage in the region.

We invested approximately $105 million in Jackalope during the year ended December 31, 2014. Our Jackalope interest, which we acquired in July 2013, was financed in part through a joint venture formed by our consolidated subsidiary, Crestwood Niobrara LLC (Crestwood Niobrara), with General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE). Crestwood Niobrara manages the commercial operations of Jackalope. See Item 15, Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in Jackalope.

The table below summarizes certain contract profile information (including our equity investment) as of December 31, 2014:

Shale Play	Type of Services	Type of Contracts(1)	Gross Acreage Dedication	Major Customers	Weighted Average Remaining Contract Terms (in years)
Marcellus	Gathering	Fixed-fee(2)	140,000	Antero	17
	Compression	Fixed-fee	—	Antero	5
Barnett	Gathering	Fixed-fee	140,000	Quicksilver Resources Inc.(3), Devon Energy Corporation	8
	Processing	Fixed-fee	—	Quicksilver Resources Inc.(3), Devon Energy Corporation	8
	Compression	Fixed-fee	—	Quicksilver Resources Inc.(3), Devon Energy Corporation	8
Fayetteville	Gathering	Fixed-fee	143,000	BHP Billiton Petroleum	10
	Treating	Fixed-fee	—	BHP Billiton Petroleum	10
Other(4)	Gathering	Fixed-fee	151,000	Sabine Oil and Gas, Trinity	10
	Processing	Mixed	—	Sabine Oil and Gas, Trinity	10
PRB Niobrara(5)	Gathering	Fixed-fee cost-of-service	311,000	Chesapeake	17
	Processing	Fixed-fee cost-of-service	—	Chesapeake	17

(1)
Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of gas delivered. Mixed contracts include percent-of-proceeds and fixed-fee agreements. Our fixed-fee cost-of-service contracts have fees designed to recover operating costs and capital expenditures plus a fixed return.

(2)	Antero has provided minimum volume commitments under our agreement, which increase from an average of 425 MMcf/d in 2015 up to an average of 450 MMcf/d in 2016, 2017 and 2018, respectively.

(3)	Eni SpA and Toyko Gas own approximately 27.5% and 25%, respectively, of Quicksilver Resources Inc.'s (Quicksilver) Barnett assets.

(4)	Other shale plays include Granite Wash, Haynesville / Bossier and Avalon / Bone Spring.

(5)	Our PRB Niobrara assets are owned by Jackalope, our 50% equity method investment.

Storage and Transportation

We own and operate high-performance natural gas storage facilities with an aggregate working gas storage capacity of approximately 79.3 Bcf, including our 50.01% ownership interest in Tres Palacios Gas Storage Company LLC (Tres Palacios), which we account for under the equity method of accounting. Our storage facilities have low maintenance costs, long useful lives and comparatively high cycling capabilities.

Storage Facilities. We have four storage facilities located in New York and Pennsylvania. The interconnectivity of our storage facilities with interstate pipelines offers significant flexibility to our customers, and our facilities are located in close proximity to prolific supply sources. Each of our storage facilities are 100% contracted. Our natural gas storage facilities, each of which generates fee-based revenues, include:

•
Stagecoach, a FERC-certificated 26.2 Bcf multi-cycle, depleted reservoir storage facility owned and operated by our Central New York Oil And Gas Company, L.L.C. (CNYOG) subsidiary. A 24-mile, 30-inch diameter south pipeline lateral connects the storage facility to Tennessee Gas Pipeline Company, LLC's (TGP) 300 Line, and a 10-mile, 20-inch diameter north pipeline lateral connects to the Millennium Pipeline (Millennium);

•
Thomas Corners, a FERC-certificated 7.0 Bcf multi-cycle, depleted reservoir storage facility owned and operated by our Arlington Storage Company, LLC (Arlington Storage) subsidiary. An 8-mile, 12-inch diameter pipeline lateral connects the storage facility to TGP's 200 Line, and a 7.8-mile, 8-inch diameter pipeline lateral connects to Millennium. Thomas Corners is also connected to Dominion Transmission Inc. (Dominion) system through our Steuben facility;

•
Steuben, a FERC-certificated 6.2 Bcf single-cycle, depleted reservoir storage facility owned and operated by Arlington Storage. A 15-mile, 12-inch diameter pipeline lateral connects the storage facility to the Dominion system, and a 6-inch diameter pipeline measuring less than one mile connects our Steuben and Thomas Corners storage facilities; and

•
Seneca Lake, a FERC-certificated 1.5 Bcf multi-cycle, bedded salt storage facility owned and operated by Arlington Storage. A 19-mile, 16-inch diameter pipeline lateral connects the storage facility to the Millennium and Dominion systems.

The following provides additional information about our natural gas storage facilities (including our equity investment) as of December 31, 2014:

Storage Facility / Location	Certificated Working Gas Storage Capacity (Bcf)		Certificated Maximum Injection Rate (MMcf/d)	Certificated Maximum Withdrawal Rate (MMcf/d)	Pipeline Connections
Stagecoach Tioga County, NY; Bradford County, PA	26.2		250	500	TGP's 300 Line; Millennium; Transco's Leidy Line(1)
Thomas Corners Steuben County, NY	7.0		70	140	TGP's 200 Line; Millennium; Dominion
Seneca Lake Schuyler County, NY	1.5	(2)	73	145	Dominion; Millennium
Steuben Steuben County, NY	6.2		30	60	TGP's 200 Line; Millennium; Dominion
Consolidated Total	40.9		423	845
Tres Palacios(3)	38.4		1,000	2,500	Multiple(4)
Total	79.3		1,423	3,345

(1)	Stagecoach is connected to Transcontinental Gas Pipe Line Corporation's (Transco) Leidy Line through our MARC I Pipeline.

(2)	We have been authorized by the FERC to expand Seneca Lake's working gas storage capacity to 2 Bcf.

(3)	The Tres Palacios assets are owned by Tres Palacios Holdings LLC (Tres Holdings), our 50.01% equity-method investment.

(4)
Tres Palacios is interconnected to Florida Gas Transmission Company, LLC, Kinder Morgan Tejas Pipeline, L.P., Houston Pipe Line Company, Central Texas Gathering System, Natural Gas Pipeline Company of America, Transco, TGP, Valero Natural Gas Pipe Line Company, Channel Pipeline Company, and Texas Eastern Transmission, L.P.

In December 2014, we formed the Tres Holdings joint venture with Brookfield Infrastrucure Group (Brookfield) to acquire 100% of the membership interest in Tres Palacios, which owns a 38.4 Bcf multi-cycle salt dome gas storage facility located in Texas. The natural gas storage facility's 60-mile, dual 24-inch diameter header system (including a 51-mile north pipeline lateral and an approximate 11-mile south pipeline lateral) interconnects with 10 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan Inc.'s Houston central processing plant. The certificated maximum injection rate of the Tres Palacios storage facility is 1,000 MMcf/d and the certificated maximum withdrawal rate is 2,500 MMcf/d. As a result of this acquisition, we own a 50.01% interest in Tres Palacios and operate its natural gas storage facility. Brookfield owns the remaining 49.99% interest in Tres Palacios. See Part IV, Item 15, Exhibit, Financial Statement Schedules, Note 6 for a further discussion of our acquisition of Tres Palacios and our investment in unconsolidated affiliates.

Transportation Facilities. We own natural gas transportation facilities located in New York and Pennsylvania. These facilities have low maintenance costs and long useful lives, and they are located in or near the Marcellus Shale. Throughput on our transportation assets can also be expanded at relatively low capital costs. In 2014, our transportation facilities delivered approximately 1.8 Bcf/d of natural gas on a firm or interruptible basis for our transportation and storage customers. Our natural gas transportation facilities include:

•
North-South Facilities, which include compression and appurtenant facilities installed to expand transportation capacity on the Stagecoach north and south pipeline laterals. The bi-directional facilities, which are owned and operated by CNYOG, provide more than 457 MMcf/d of firm interstate transportation capacity to shippers. The North-South Facilities, generate fee-based revenues under a negotiated rate structure authorized by the FERC;

•
MARC I Pipeline, a 39-mile, 30-inch diameter interstate natural gas pipeline that connects the Stagecoach south lateral and TGP's 300 Line in Bradford County, Pennsylvania, with Transco’s Leidy Line in Lycoming County, Pennsylvania. The bi-directional pipeline, which is owned and operated by CNYOG, provides more than 645 MMcf/d of firm interstate transportation capacity to shippers. It includes a 16,360 horsepower gas-fired compressor station near the Transco interconnection, and a 15,000 horsepower electric-powered compressor station at the interconnection between the Stagecoach south lateral and TGP’s 300 Line. The MARC I Pipeline generates fee-based revenues under a negotiated rate structure authorized by the FERC; and

•
East Pipeline, a 37.5 mile, 12-inch diameter natural gas intrastate pipeline located in New York, which transports 30 MMcf/d of natural gas from Dominion to the Binghamton, New York city gate. The pipeline, which is owned and operated by Crestwood Pipeline East, LLC (CPE), runs within three miles of our Stagecoach north lateral's point of interconnection with Millennium. The East Pipeline generates fee-based revenues under a negotiated rate structure authorized by the New York State Public Service Commission (NYPSC).

The table below summarizes our major contract information associated with our facilities (including our equity investment) as of December 31, 2014:

Facility	Type of Services	Type of Contracts(1)	Contract Volumes	Major Customers	Weighted Average Remaining Contract Terms (in years)
North-South Facilities	Transportation	Firm	457 MMcf/d	Southwestern Energy, Anadarko Energy Services Company (Anadarko), Chesapeake, Cabot Oil, Mitsui & Co., Ltd. (Mitsui)	4
MARC I Pipeline	Transportation	Firm	645 MMcf/d	Chesapeake Energy, Statoil Natural Gas, Anadarko, Mitsui, Sequent Energy Management (Sequent)	6
East Pipeline	Transportation	Firm	30 MMcf/d	NY State Electric & Gas Corp	6
Stagecoach	Storage	Firm	21.4 Bcf	Consolidated Edison of NY, New Jersey Natural Gas, Repsol Energy North America Corporation (Repsol), Sequent	3
Thomas Corners	Storage	Firm	5.7 Bcf	Repsol, Tenaska Gas Storage, LLC, Emera Inc.	2
Seneca Lake	Storage	Firm	1.5 Bcf	Dominion Transmission Inc., NY State Electric & Gas Corp, DTE Energy Trading	3
Steuben	Storage	Firm	6.2 Bcf	PSEG Energy Resources & Trade LLC, Repsol, Pivot Utility Holdings	3
Tres Palacios(2)	Storage	Firm	23.5 Bcf	Brookfield, Anadarko, Repsol, Koch Energy Services LLC, MGI	3

(1)Firm contracts represent take-or-pay contracts whereby our customers agree to pay for a specified amount of storage or transportation capacity, whether or not the capacity is utilized.
(2)The Tres Palacios assets are owned by Tres Holdings, our 50.01% equity-method investment.

NGL and Crude Services

The operations comprising our NGL and crude segment primarily include crude oil rail terminals, the Arrow gathering system, our fleet of over-the-road crude oil and produced water transportation assets, an NGL storage facility, and US Salt, LLC (US Salt).

COLT Hub. The COLT Hub consists of our integrated crude oil loading and storage terminals and interconnecting pipeline facilities located in the heart of the Bakken and Three Forks Shale oil-producing areas in Williams County, North Dakota. It has 1.1 million barrels of crude oil working storage capacity and is capable of loading up to 160,000 Bbls/d utilizing two 8,700-foot rail loops and three release and depart tracks that can accommodate 120-car unit trains. Customers can source crude oil for rail loading through interconnected gathering systems, a twelve-bay truck unloading rack and the COLT Connector, a 21-mile, 10-inch bi-directional pipeline that connects the COLT terminal to our storage tank at Dry Fork (Beaver Lodge/Ramberg junction). The COLT Hub is connected to the Meadowlark Midstream Company, LLC and Hiland Partners, LP (Hiland) crude oil gathering systems at the COLT terminal, and the Enbridge Energy Partners, L.P. and Tesoro Corporation (Tesoro) pipeline systems at Dry Fork.

Arrow. The Arrow system gathers crude oil, rich natural gas and produced water from wells operating on the Fort Berthold Indian Reservation in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota.  The system, which is located approximately 60 miles southeast of the COLT Hub, connects to our COLT Hub through the Hiland and Tesoro crude oil pipeline systems.  The Arrow system includes approximately 540 miles of gathering lines (including approximately 170 miles of crude oil gathering pipeline, 200 miles of natural gas gathering pipeline, and 170 miles of produced water gathering lines), a 23-acre central delivery point with multiple pipeline take-away outlets and a fully-automated truck loading facility, and salt water disposal wells.  Our operations are anchored by long-term, primarily fee-based gathering contracts with blue-chip producers who have dedicated over 150,000 acres to the Arrow system, and our underlying contracts provide for fixed-fee gathering services with annual escalators for crude oil, natural gas and produced water gathering services.

Crude Oil Transportation Fleet. Our over-the-road crude oil transportation fleet consists of approximately 82 tractors, 107 trailer tanks, 22 double bottom body tanks and 17 service vehicles with 48,000 Bbls/d of crude oil and produced water transportation capacity. We acquired most of these assets through our acquisition of substantially all of the operating assets of two trucking companies, LT Enterprises, Inc. and Red Rock Transportation, Inc., in the first half of 2014. We operate our transportation fleet out of Watford City, North Dakota, and we provide hauling services primarily to the oilfields of western North Dakota and eastern Montana.

Bath. Our NGL storage assets include the Bath storage facility, a 1.7 million barrel NGL storage facility located near Bath, New York. The facility is located approximately 210 miles northwest of New York City. It is supported by both rail and truck terminal facilities capable of loading and unloading 23 railcars per day and approximately 100 truck transports per day.

US Salt. US Salt is an industry-leading solution mining and salt production company located on the shores of Seneca Lake near Watkins Glen in Schuyler County, New York. It is one of five major solution mined salt manufacturers in the United States, capable of producing more than 400,000 tons of evaporated salt products for food, industrial and pharmaceutical uses. The solution mining process used by US Salt creates salt caverns that can be converted into natural gas and NGL storage capacity.

PRBIC. Our NGL and crude services segment also includes our approximate 50% interest in Power River Basin Industrial Complex, LLC (PRBIC), which we account for under the equity method of accounting. PRBIC owns an early stage crude oil rail terminal located in Douglas County, Wyoming that supports crude oil volumes produced within the PRB Niobrara. The rail loading terminal, which we jointly own with Enserco Midstream LLC, is capable of loading up to 20,000 Bbls/d utilizing two rail loops that can accommodate unit trains. The terminal also has 140,000 barrels of crude oil working storage capacity. See Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 6 for a further discussion of our investment in PRBIC.

The table below summarizes our major contract information associated with the Arrow system and the COLT Hub as of December 31, 2014:

Facility	Type of Services	Type of Contracts(1)	Gross Acreage Dedication	Volumes(2)	Major Customers	Weighted Average Remaining Contract Terms (in years)
Arrow	Gathering - crude oil, natural gas and water	Fixed-fee	150,000	—	WPX Energy, Whiting Petroleum Corporation, Halcon Resources Corporation, XTO Energy Inc., QEP Resources, Inc.	5
COLT	Rail Loading	Fixed-fee	—	149,300 Bbl/d	Tesoro, U.S. Oil, BP, Sunoco Inc., Statoil Inc	3

(1)	Fixed-fee contracts represent contracts in which our customers agree to pay a flat rate based on the amount of commodity delivered.

(2)	There is no contracted volume associated with Arrow's fixed-fee contracts due to the nature of those contracts.

Growth Projects

Gathering and Processing

In January 2015, the Bucking Horse processing plant was completed and placed into service. We anticipate expanding the Jackalope gathering system over the next several years and are actively working with area producers to develop additional gathering and processing facilities beyond our Jackalope acreage in the region. The completion of the Bucking Horse processing plant adds a substantial component to our portfolio of fee-based contracts and provides additional opportunities for long-term infrastructure development as production from the emerging PRB Niobrara continues to increase.

Storage and Transportation

North/South Pipeline (NS-1 Expansion). The first phase of our NS-1 Expansion was placed into service in December 2014, and we expect the second phase to be completed in the first quarter of 2015. This expansion provides approximately 200 MMcf/day of incremental delivery capacity into Millennium Pipeline on the north end of the system. We are actively pursuing incremental projects on the North/South Pipeline that would provide additional delivery capability and increased market access, including providing access to new sources of supply from both Susquehanna and Bradford Counties.

MARC I. We have executed a precedent agreement with a shipper to provide for a new supply interconnect with Williams. In conjunction with this new supply interconnect, we will expand our delivery meter into Transco by over 250 MMcf/d. We will conduct an open season for this project in the first quarter of 2015.

MARC II. In October 2014, we conducted a non-binding open season for the MARC II Pipeline, a 30-mile greenfield natural gas pipeline designed to transport Marcellus dry gas to northeastern demand markets. As proposed, the MARC II Pipeline would transport natural gas volumes approximately 30 miles from the southern terminus of our MARC I Pipeline to the proposed PennEast Pipeline, a new interconnect on Transco's Leidy Line, and Transco’s proposed Atlantic Sunrise Expansion Project in Luzerne County, Pennsylvania. We received non-binding expressions of interest for firm transportation service on the MARC II Pipeline in excess of 700 MMcf/d. Subject to FERC authorization, sufficient binding shipper commitments, and certain other factors beyond our control, we anticipate an in-service date for the MARC II Pipeline in the fourth quarter of 2017.

NGL and Crude Services

Arrow. We are continuing to build out the Arrow gathering system to its total design capacity of 125,000 Bbls/d of crude oil gathering, 100 MMcf/d of gas gathering, and 40,000 Bbls/d of produced water gathering. Given that the Arrow system was designed and constructed to handle significantly greater volumes than those flowing today and that our producer customers are responsible for the costs of connecting their wells to our system, we expect to complete the Arrow system build-out to reach targeted operational throughput capacities with modest organic capital requirements by the end of 2015. We are also constructing a 200,000 barrel crude oil storage tank at the Arrow central delivery point, which we expect to complete and place into service by the third quarter of 2015. The new storage tank, which is expected to cost approximately $16 million, is commercially supported by a take-or-pay storage agreement for 50% of the tank's working storage capacity.

COLT Hub. In 2014, we expanded our COLT Hub to increase our crude oil throughput and storage capacities. The expansion primarily included the installation of additional crude oil loading arms and pumps at our rail loading rack; the construction of parallel rail tracks on which we will be able to store additional unit trains; the construction of two floating-roof crude oil storage tanks; the construction of additional truck unloading racks; and, modifications that enable us to receive more crude oil from interconnected gathering systems. The expansion increased our unit train loading capacity to 160,000 Bbls/d, our truck unloading capacity to 96,000 Bbls/d, our working storage capacity to 1.1 million barrels, and our input capacity from third-party gathering systems to approximately 105,000 Bbls/d. We have entered into customer contracts that supported a substantial portion of our capital investment.

In December 2014, we entered into an agreement to lease crude oil rail cars comprising two 120-car unit trains. We began receiving the unit trains in December 2014, and we expect to receive and take possession of all unit trains by the end of February 2015. We plan to deploy the unit trains as part of our crude oil marketing operations, which focuses primarily on the marketing of crude oil sourced in the Bakken and PRB Niobrara.

NGL Storage Project. We are developing an NGL storage facility in Schuyler County, New York. We have requested from the New York State Department of Environmental Conservation (NYSDEC) the permits necessary to store up to 2.1 million barrels of propane and butane in underground caverns created by US Salt’s solution-mining process. Following an issues conference scheduled in mid-February 2015, an Administrative Law Judge will determine whether any significant issues remain open that must be addressed in an adjudicatory hearing. We continue to believe the NYDEC will issue the permit required for us to construct, own and operate the proposed storage facility. We have recorded approximately $38 million of costs in property, plant and equipment and $66 million of goodwill related to this NGL storage facility as of December 31, 2014. We estimate that the remaining capital required to complete the proposed storage project is approximately $20 million.

Customers

For the fiscal year ended December 31, 2014, Tesoro, QEP Resources Inc. and Eighty-Eight Oil LLC accounted for approximately 16%, 11% and 11% of our total consolidated revenues. For the fiscal year ended December 31, 2013, Quicksilver accounted for approximately 15% of our total consolidated revenues. For the fiscal year ended December 31, 2012, Quicksilver and Antero accounted for approximately 47% and 11% of our total consolidated revenues.

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

Our crude oil rail terminals primarily compete with crude oil pipelines and other midstream companies that own and operate rail terminals in the markets we serve. The crude oil logistics business is characterized by strong competition for supplies, and competition is based largely on customer service quality, pricing, and geographic proximity to customers and other market hubs.

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

Pipeline Safety

We are subject to pipeline safety regulations imposed by the Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA). PHMSA regulates safety requirements in the design, construction, operation and maintenance of jurisdictional natural gas and hazardous liquid pipeline facilities. Currently, all of our natural gas pipelines used in gathering, storage and transportation activities are subject to regulation by PHMSA under the Natural Gas Pipeline Safety Act of 1968, as amended (NGPSA), and all of our NGL and crude oil pipelines used in gathering, storage and transportation activities are subject to regulation by PHMSA as hazardous liquids pipelines under the Hazardous Liquid Pipeline Safety Act of 1979, as amended (HLPSA).

These federal statutes and PHMSA implementing regulations collectively impose numerous safety requirements on pipeline operators, such as the development of a written qualification program for individuals performing covered tasks on pipeline facilities and the implementation of pipeline integrity management programs. For example, pursuant to the authority under the NGPSA and HLPSA, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture could affect high-consequence areas, such as areas of high population and areas unusually sensitive to environmental damage. Integrity management programs require more frequent inspections and other preventative measures to ensure pipeline safety in high consequence areas.

We plan to continue testing under our pipeline integrity management programs to assess and maintain the integrity of our pipelines in accordance with PHMSA regulations. Notwithstanding our preventive and investigatory maintenance efforts, we may incur significant expenses if anomalous pipeline conditions are discovered or due to the implementation of more stringent pipeline safety standards resulting from new or amended legislation. For example, President Obama in January 2012 signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (Pipeline Safety Act), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

Furthermore, PHMSA is considering changes to its natural gas transmission pipeline regulations to, among other things, expand the scope of high consequence areas, strengthen integrity management requirements applicable to existing operators; strengthen or expand non-integrity pipeline management standards relating to such matters as valve spacing, automatic or remotely-controlled valves, corrosion protection, and gathering lines; and add new regulations to govern the safety of underground natural gas storage facilities, including underground storage caverns and injection or withdrawal well piping that are not regulated today. We cannot predict the final outcome of these legislative or regulatory efforts or the precise impact that compliance with any resulting new safety requirements may have on our business.

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

Our interstate natural gas storage operations are also subject to non-rate regulation by various state agencies. For example, the NYSDEC has jurisdiction over well drilling, conversion and plugging in New York. The NYSDEC therefore regulates aspects of our Stagecoach, Thomas Corners, Seneca Lake and Steuben natural gas storage facilities.

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

In Texas, we have filed with the Texas Railroad Commission (TRRC) to establish rates and terms of service for certain of our pipelines. Our assets in Texas include intrastate common carrier NGL pipelines subject to the regulation of the TRCC, which requires that our NGL pipelines file tariff publications that contain all the rules and regulations governing the rates and charges for services we perform. NGL pipeline rates may be limited to provide no more than a fair return on the aggregate value of the pipeline property used to render services.

NGL Storage

Our Bath storage terminal is subject primarily to state and local regulation. For example, the NYSDEC has jurisdiction over the underground storage of NGLs and well drilling, conversion and plugging in New York. Thus, the NYSDEC regulates aspects of the Bath facility.

We filed an application with the NYSDEC in October 2009 for an underground storage permit for our Watkins Glen NGL storage development project. The agency issued a Positive Declaration for the project in November 2010, determined in August 2011 that the Draft Supplemental Environmental Impact Statement we submitted for the project was complete, and held public hearings on the project in September and November 2011. In early 2012, based on concerns expressed by interested stakeholders and conversations with NYSDEC Staff, we informed the agency that we would reduce our environmental footprint and modified our brine pond design. In September 2012, we submitted to the NYSDEC final drawings and plans for our revised project design. In August 2014, the NYDEC announced that it would convene an issues conference to determine if there are any significant issues that require an adjudicatory hearing. The issues conference was held in mid-February 2015. We continue to pursue the state regulatory permits required to construct our proposed Finger Lakes NGL storage facility near Watkins Glen, New York but we cannot predict with certainty if and when the permitting process will be concluded.

Crude Oil Transportation

The transportation of crude oil by common carrier pipelines on an interstate basis is subject to regulation by the FERC under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. FERC regulations require interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. The ICA and FERC regulations also require that such rates be just and reasonable, and to be applied in a non-discriminatory manner and to not confer undue preference upon any shipper. The transportation of crude oil by common carrier pipelines on an intrastate is subject to regulation by state regulatory commissions. The basis for intrastate crude oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate crude oil pipeline rates, varies from state to state. Intrastate common carriers must also offer service to all shippers requesting service on the same terms and under the same rates. Our crude oil pipelines in North Dakota are not common carrier pipelines and, therefore, are not subject to rate regulation by the FERC or any state regulatory commission.

Certain of our crude oil operations located in North Dakota are subject to state regulation by the North Dakota Industrial Commission (NDIC). For example, gas conditioning requirements established by the NDIC recently will require operators of crude by rail terminals to report to the NDIC any crude volumes received for loading that exceed federal vapor pressure limits. State legislation has been proposed that, if passed, would authorize and require the NDIC to promulgate regulations under which produced water pipelines would be required to, among other things, install leak detection facilities and post bonds to cover potential remediation costs associated with releases. Moreover, the regulation of our customers' production activities by the NDIC impacts our operations. For example, on July 1, 2014, the NDIC issued an order pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of certain percentages of natural gas produced in the state by specified dates. Exploration and production operators in the state may be required to install new equipment to satisfy these goals, and any failure by operators subject to the legal requirements to meet these gas capture percentage goals would subject those operators to production restrictions, which developments could reduce the amount of commodities we gather on the Arrow system from those operators who are our customers and have a corresponding adverse impact on our business and results of operations.

Portions of our Arrow gathering system, which is located on the Fort Berthold Indian Reservation, are subject to regulation by the Mandan, Hidatsa & Arikara Nation (MHA Nation). An entirely separate and distinct set of laws and regulations applies to operators and other parties within the boundaries of Native American reservations in the United States. Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, the Office of Natural Resources Revenue and Bureau of Land Management (BLM), and the EPA, together with each Native American tribe, promulgate and enforce regulations pertaining to oil and gas operations on Native American reservations. These regulations include lease provisions, environmental standards, Tribal employment contractor preferences and numerous other matters.

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

We are therefore subject to various laws and regulations pertaining to Native American oil and gas leases, fees, taxes and other burdens, obligations and issues unique to oil and gas operations within Native American reservations. One or more of these Native American requirements, or delays in obtaining necessary approvals or permits necessary to operate on tribal lands pursuant to these regulations, may increase our costs of doing business on Native American tribal lands and have an impact on the economic viability of any well or project on those lands.

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
Environmental and Occupational Safety and Health Matters

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
In 2014, we experienced three releases on our Arrow produced water gathering system. Approximately 28,000 barrels of produced water were released on lands within the boundaries of the Fort Berthold Indian Reservation. We have substantially completed our remediation efforts. In October 2014, we received certain data requests from the EPA related to the releases. We responded to the EPA's request for information on January 30, 2015. We have also notified our insurance carriers of the releases under our environmental policies and we believe our remediation costs will be recoverable under our insurance policies.
Future developments, such as stricter environmental laws or regulations, or more stringent enforcement of existing requirements could directly affect our operations. For example, in January 2015, the Obama Administration announced plans for the EPA to issue final standards in 2016 that would reduce methane emissions from new and modified oil and natural gas production and natural gas processing and transmission facilities by up to 45 percent from 2012 levels by 2025, and, in December 2014, the EPA published a proposed rulemaking that it expects to finalized by October 1, 2015 that would seek to reduce the National Ambient Air Quality Standard for ozone to between 65 and 70 parts per billion for both the 8-hour primary and secondary standards. In matters that could have an indirect adverse effect on our business by decreasing demand for the services that we offer, the EPA and other federal and state agencies are conducting studies of potential adverse impacts that certain drilling methods (including hydraulic fracturing) may have on water quality and public health, whereas, Congress has considered, and several states have proposed or enacted, legislation or regulations imposing more stringent or costly requirements for exploration and production companies to develop and produce hydrocarbons.
Employees

As of January 30, 2015, our subsidiary, US Salt, had 130 employees, 96 of which are members of the United Steel Workers union. We do not otherwise have employees, and we rely on CEQP under an omnibus agreement to provide us the corporate and other employees needed to carry out our operations. We believe that our relationship with our employees (including union labor) is satisfactory.

Available Information

Our website is located at www.crestwoodlp.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, which include our audited financial statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as we electronically file such material with the SEC. These documents are also available, free of charge, at the SEC's website at www.sec.gov. In addition, copies of these documents, excluding exhibits, may be requested at no cost by contacting Investor Relations, Crestwood Midstream Partners LP, 700 Louisiana Street, Suite 2550, Houston, Texas 77002, and our telephone number is (832) 519-2200.

We also make available within the “Corporate Governance” section of our website our corporate governance guidelines, the charter of our Audit Committee and our Code of Business Conduct and Ethics. Requests for copies may be directed in writing to Crestwood Midstream Partners LP, 700 Louisiana Street, Suite 2550, Houston, Texas 77002, Attention: General Counsel. Interested parties may contact the chairperson of any of our Board committees, our Board's independent directors as a group or our full Board in writing by mail to Crestwood Midstream Partners LP, 700 Louisiana Street, Suite 2550, Houston, Texas 77002, Attention: General Counsel. All such communications will be delivered to the director or directors to whom they are addressed.

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

•	adverse changes in domestic regulations that could impact the supply or demand for oil and gas;

•	technological advancements that may drive further increases in production and reduction in costs of developing shale plays;

•	competition from imported supplies and alternate fuels;

•	commodity price changes that could negatively impact the supply of, or the demand for these products;

•	increased costs to explore for, develop, produce, gather, process or transport commodities;

•	adoption of various energy efficiency and conservation measures; and

•	perceptions of customers on the availability and price volatility of our services, particularly customers’ perceptions on the volatility of commodity prices over the longer-term.

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

We may rely upon third-party assets to operate our facilities, and we could be negatively impacted by circumstances beyond our control that temporarily or permanently interrupt the operation of such third-party assets.

Certain of our operations depend on assets owned and controlled by third parties to operate effectively. For example, (i) certain of our “rich gas” gathering systems depend on interconnections and processing plants owned by third parties for us to move gas off our systems; (ii) our crude oil rail terminals depend on railroad companies to move our customers’ crude oil to market; and (iii) our natural gas storage facilities rely on third-party interconnections and pipelines to receive and deliver natural gas. Since we do not own or operate these third-party facilities, their continuing operation is outside of our control. If third-party facilities become unavailable or constrained, or other downstream facilities utilized to move our customers’ product to their end destination become unavailable, it could have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions.

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

We generate a substantial portion of our gathering revenue from a limited number of oil and gas producers. Within our G&P segment, the top two producers (Antero in the Marcellus Shale and Quicksilver in the Barnett Shale) each accounted for approximately 4%, respectively, of our total consolidated revenues in 2014. Within our NGL and crude services segment, five producers primarily on our Arrow system in the Bakken Shale accounted for approximately 49% of our total consolidated revenues in 2014. Given the current commodity price environment and its anticipated impact on shale production, we expect our gathering earnings to remain leveraged to a limited number of producers in 2015 as we continue to build out our gathering systems, particularly in the Marcellus, Bakken and PRB Niobrara. Because we depend on a limited number of customers, a loss of a significant customer or failure to perform by a significant customer could cause a significant decline in our revenues. In particular, in February 2015, Quicksilver announced its decision not to make an interest payment due under its indenture and to enter into a 30-day grace period under the applicable indenture. This could result in an event of default under the indenture, which could lead Quicksilver to seek voluntary protection under Chapter 11 of the United States Bankruptcy Code.

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

Declines in natural gas, NGL or crude prices could adversely affect our business.

Sustained low natural gas, NGL or crude oil prices impact natural gas and oil exploration and production activity levels and can result in a decline in the production of hydrocarbons over time, resulting in reduced throughput on our systems and terminals. Such a decline could also potentially affect the ability of our customers to continue their operations. As a result, sustained low natural gas and crude oil prices could have a material adverse effect on our business, results of operations, and financial condition. In general, the prices of natural gas, oil, condensate, NGLs and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. For example, market prices for natural gas has declined substantially since 2008 and have remained low for several years. More recently, the increased supply resulting from the rapid development of shale plays throughout North America has contributed significantly to the rapid decline in crude oil prices.

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

We had approximately $2.0 billion of long-term debt outstanding as of December 31, 2014. Our inability to generate sufficient cash flow to satisfy debt obligations or to obtain alternative financing could materially and adversely affect our business, results of operations, financial condition and business prospects.

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

•	increase our cost of borrowing;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

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

Furthermore, our revolving credit facility contains covenants requiring us to maintain certain financial ratios. For example, our revolving credit facility requires maintenance of a consolidated leverage ratio (as defined in our credit agreement) of not more than 5.00 to 1.00 (and, if applicable, 5.50 to 1.0 during certain periods immediately following a material acquisition) and an interest coverage ratio (as defined in our credit agreement) of not less than 2.50 to 1.00. Borrowings under our revolving credit facility are secured by (i) pledges of the equity interests of, and guarantees by, substantially all of our existing and future restricted domestic subsidiaries, and (ii) liens on substantially all of our real property (outside of New York) and personal property.

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

We operate in the PRB Niobrara and the Texas Gulf Coast through joint ventures that may limit our operational flexibility.

Our operations in the PRB Niobrara and our storage operations in the Texas Gulf coast market are conducted through joint venture arrangements (including the Jackalope and PRBIC joint ventures in the PRB Niobrara and our Tres Palacios joint venture in the Texas Gulf Coast market), and we may enter additional joint ventures in the future. In a joint venture arrangement, we could have less operational flexibility, as actions must be taken in accordance with the applicable governing provisions of the joint venture. In certain cases, we:

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

Our primary exposure to market risk occurs at the time our existing contracts expire and are subject to renegotiation and renewal. As of December 31, 2014, the weighted average remaining term of (i) our consolidated portfolio of natural gas storage and transportation contracts is approximately three years, (ii) our consolidated portfolio of natural gas gathering contracts is approximately 11 years, and (iii) our consolidated portfolio of crude oil gathering contracts is approximately five years. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

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

It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general or otherwise adversely affect demand for our services and salt products. For example, in January 2015, the Obama Administration announced plans for the EPA to issue final standards in 2016 that would reduce methane emissions from new and modified oil and natural gas production and natural gas processing and transmission facilities by up to 45 percent from 2012 levels by 2025, and, in December 2014, the EPA published a proposed rulemaking that it expects to finalized by October 1, 2015 that would seek to reduce the National Ambient Air Quality Standard for ozone to between 65 and 70 parts per billion for both the 8-hour primary and secondary standards.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our services.

The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (PSD) construction and Title V operating permit reviews for greenhouse gases from certain large stationary sources that are already potential major sources of principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet best available control technology standards that typically will be established by the states. The EPA has also adopted regulations requiring the annual reporting of GHG emissions from specified large GHG emission sources in the United States including certain oil and natural gas production, processing, transmission, storage and distribution facilities. On December 9, 2014, the EPA published a proposed rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include GHG emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal.

While the United States Congress has considered adopting legislation from time to time to reduce emissions of GHGs, in the absence of any such legislation in recent years, a number of state and regional efforts have emerged that are aimed at tracking or reducing emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, to acquire and surrender emission allowances.

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

Pursuant to authority under the NGPSA and HLPSA, PHMSA requires pipeline operators to develop integrity management programs for pipelines located where a leak or rupture could harm “high consequence areas.” The regulations require operators like us to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.

We estimate that the total future costs to complete the testing required by existing PHMSA regulations will not have a material impact to our results. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program itself.

Moreover, the 2011 Pipeline Safety Act is the most recent federal legislation to amend the NGPSA and HLPSA pipeline safety laws, requiring increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines and operator verification of records confirming the maximum allowable pressure of certain instrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations. The PHMSA has also published an advanced notice of proposed rule making to solicit comments on the need for changes to its safety regulations, including whether to revise the integrity management requirements and add new regulations governing the safety of gathering lines. Most recently, in an August 2014 report to Congress from the U.S. Government Accountability Office, the agency acknowledged PHMSA's continued assessment of these pipeline safety risks and recommended that PHMSA move forward with rulemaking to address larger-diameter, higher-pressure gathering lines, including subjecting such pipelines to emergency response planning requirements that currently do not apply. Such legislative and regulatory changes could have a material effect on our operations through more stringent and comprehensive safety regulations and higher penalties for the violation of those regulations.

Our business involves many hazards and risks, some of which may not be fully covered by insurance.

Our operations are subject to many risks inherent in gathering, processing, storage and transportation segments of the energy midstream industry, such as:

•	damage to pipelines and plants, related equipment and surrounding properties caused by natural disasters and acts of terrorism;

•	subsidence of the geological structures where we store natural gas or NGLs, or storage cavern collapses;

•	operator error;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks, migrations or losses of natural gas, NGLs or crude oil;

•	fires and explosions;

•	cyber intrusions; and

•	other hazards that could also result in personal injury, including loss of life, property and natural resources damage, pollution of the environmentalor suspension of operations.

These risks could result in substantial losses due to breaches of contractual commitments, personal injury and/or loss of life, damage to and destruction of property and equipment and pollution or other environmental damage. For example, we experienced three releases on our Arrow water gathering system during 2014 that resulted in a spill of an estimated 28,000 barrels of produced water on the Fort Berthold Indian Reservation in North Dakota, the remediation and repair costs of which we believe are covered by insurance but nonetheless potentially subjects us to substantial penalties, fines and damages from regulatory agencies and individual landowners. These risks may also result in curtailment or suspension of our operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent in our business. For example, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are also not insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which we are not fully insured, it could result in a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

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

We do not own all of the land on which our pipelines and facilities (particularly our G&P facilities) have been constructed, which subjects us to the possibility of more onerous terms or increased costs to obtain and maintain valid easements and rights-of-way. We obtain standard easement rights to construct and operate its pipelines on land owned by third parties, and our rights frequently revert back to the landowner after we stop using the easement for its specified purpose.

Therefore, these easements exist for varying periods of time. Our loss of easement rights could have a material adverse effect on our ability to operate our business, thereby resulting in a material reduction in our revenue, earnings and ability to make distributions.

Terrorist attacks or “cyber security” events, or the threat of them, may adversely affect our business.

The U.S. government has issued public warnings that indicate that pipelines and other assets might be specific targets of terrorist organizations or “cyber security” events.  These potential targets might include our pipeline systems or operating systems and may affect our ability to operate or control our pipeline assets, our operations could be disrupted and/or customer information could be stolen. The occurrence of one of these events could cause a substantial decrease in revenues, increased costs to respond or other financial loss, damage to reputation, increased regulation or litigation and or inaccurate information reported from our operations.  These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition.

Risks Inherent in an Investment in Us

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to enable us to pay quarterly distributions to our common and preferred unitholders.

We may not have sufficient cash each quarter to continue payments consistent with the full amount of our quarterly distribution of $0.41 per common unit, or $1.64 per common unit per year. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations and payments of fees and expenses. Before we pay any cash distributions on our preferred and common units, we will establish reserves and pay fees and expenses, including reimbursements to our general partner and its affiliates, including Crestwood Equity, for all expenses they incur and payments they make on our behalf. These costs will reduce the amount of cash available to pay distributions to our unitholders and, to the extent we are unable to declare and pay fixed cash distributions on our Class A Preferred Units following the quarter ending June 30, 2017, we cannot make cash distributions to our common unitholders until all payments accruing on the preferred units have been repaid.

The amount of cash we can distribute on our preferred and common units will fluctuate from quarter to quarter based on, among other things:

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

We expect that we will distribute all of our available cash to our preferred and common unitholders and will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.

In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. Subject to certain restrictions that apply if we are not able to pay cash distributions to our preferred unitholders following the quarter ending June 30, 2017, there are no limitations in our partnership agreement, or in our revolving credit facility, on our ability to issue additional common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

We may issue additional common units without unitholder approval, which would dilute existing common unitholder ownership interests.

Subject to limited exception, our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our existing common unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

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

Under certain circumstances, common unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the Delaware Act), we may not make a distribution to our common unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to the purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.

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

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including Crestwood Equity, for all administrative costs and other expenses they incur and payments they make on our behalf pursuant to the omnibus agreement. Under the omnibus agreement, we will reimburse our general partner and its affiliates for all expenses incurred on our behalf, including administrative costs, such as compensation expense for those persons who provide services necessary to run our business, and insurance expenses. As of December 31, 2014, we reimbursed our general partner and its affiliates approximately $105.6 million (including $48.9 million in reimbursements of direct personnel related expenses). Neither our partnership agreement nor the omnibus agreement limits the amount of expenses for which our general partner and its affiliates may be reimbursed. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

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

If at any time our general partner and its affiliates own more than 80% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing prices per limited partner interest of the class purchased for the 20 consecutive trading days immediately prior to the date three days before the date our general partner first mails notice of its election to purchase those limited partner interests, and (ii) the highest price paid by our general partner or any of its affiliates for any limited partner interests of the class purchased during the 90-day period preceding the date that the notice is mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2014 Crestwood Equity owns, directly or indirectly, an aggregate of approximately 4% of our common units.

Crestwood Holdings and its affiliates may sell common units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of December 31, 2014, Crestwood Holdings and its affiliates beneficially held an aggregate of 27,995,823 common units. The sale of any or all of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market on which the common units are traded.

Our Class A Preferred Units contain covenants that may limit our business flexibility.

Our Class A Preferred Units contain covenants preventing us from taking certain actions without the approval of the holders of a majority or a super-majority of the Class A Preferred Units, depending on the action as described below. The need to obtain the approval of holders of the Class A Preferred Units before taking these actions could impede our ability to take certain actions that management or our board of directors may consider to be in the best interests of our unitholders. The affirmative vote of the then-applicable voting threshold of the outstanding Class A Preferred Units, voting separately as a class with one vote per Class A Preferred Unit, shall be necessary to amend our Partnership Agreement in any manner that (1) alters or changes the rights, powers, privileges or preferences or duties and obligations of the Class A Preferred Units in any material respect, (2) except as contemplated in the Partnership Agreement, increases or decreases the authorized number of Class A Preferred Units, or (3) otherwise adversely affects the Class A Preferred Units, including without limitation the creation (by reclassification or otherwise) of any class of senior securities (or amending the provisions of any existing class of Partnership interests to make such class of partnership interests a class of senior securities). In addition, our Partnership Agreement provides certain rights to the Preferred Unitholders that could impair our ability to consummate (or increase the cost of consummating) a change-in-control transaction, which could result in less economic benefits accruing to our common unitholders.

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

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including Crestwood Equity, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Crestwood Equity currently holds interests in NGL midstream assets, and may make investments in or purchases of entities that acquire, own and operate crude oil, natural gas or NGL midstream assets. In addition, Crestwood Equity is entitled under the omnibus agreement to review and has the first option on any third-party acquisition opportunities presented to us or to Crestwood Equity and is under no obligation to make acquisition opportunities available to us. These investments and acquisitions may include entities or assets that we would have been interested in acquiring. Therefore, Crestwood Equity may compete with us for investment opportunities, and may own interests in entities that compete with us.

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

If our common unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. The vote of the holders of at least two-thirds of all our outstanding partnership interests voting together as a class is required to remove our general partner. As of December 31, 2014, Crestwood Equity owns, directly or indirectly, an aggregate of 4% of our common units.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as a corporation upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our common units representing limited partner interests are traded on the NYSE under the symbol “CMLP.” The following table sets forth the range of high and low sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per common unit for the periods indicated.

Quarters Ended:	Low	High	Cash Distribution Per Unit
2014
December 31, 2014	$13.73	$22.78	$0.410
September 30, 2014	20.23	24.25	0.410
June 30, 2014	21.25	24.20	0.410
March 31, 2014	21.62	24.88	0.410
2013
December 31, 2013	$20.40	$24.94	$0.410
September 30, 2013	21.41	25.60	0.405
June 30, 2013	21.03	26.01	0.400
March 31, 2013	22.27	25.00	0.395

The last reported sale price of our common units on the NYSE on February 13, 2015, was $14.99. As of that date, we had 188,356,692 common units issued and outstanding, which were held by 265 unitholders of record.

Cash Distribution Policy

Class A Preferred Units. Our partnership agreement requires us to make quarterly distributions to our Class A Preferred Unit holders. The holders of our Class A Preferred Units (the Preferred Units) are entitled to receive fixed quarterly distributions of $0.5804 per unit. For the 12 quarters following the quarter ended June 30, 2014 (the Initial Distribution Period), distributions on our Preferred Units can be made in additional Preferred Units, cash, or a combination thereof, at our election. If we elect to pay the quarterly distribution through the issuance of additional Preferred Units, the number of units to be distributed will be calculated as the fixed quarterly distribution of $0.5804 per unit divided by the cash purchase price of $25.10 per unit. We accrue the fair value of such distribution at the end of the quarterly period and adjust the fair value of the distribution on the date the additional Preferred Units are distributed. Distributions on our Preferred Units following the Initial Distribution Period will be made in cash unless, subject to certain exceptions, (i) there is no distribution being paid on our common units and (ii) our available cash (as defined in our partnership agreement) is insufficient to make a cash distribution to our Preferred Unit holders. If we fail to pay the full amount payable to our Preferred Unit holders in cash following the Initial Distribution Period, then (x) the fixed quarterly distribution on the Preferred Units will increase to $0.7059 per unit, and (y) we will not be permitted to declare or make any distributions to our common unitholders until such time as all accrued and unpaid distributions on the Preferred Units have been paid in full in cash. In addition, if we fail to pay in full any Class A Preferred Distribution (as defined in our partnership agreement), the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and any accrued and unpaid distributions will be increased at a rate of 2.8125% per quarter.

On February 13, 2015 we issued 414,325 Class A Preferred Units to our preferred unitholders for the quarter ended December 31, 2014 in lieu of paying a cash distribution.

Common Units. We make quarterly distributions to our partners within approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to our available cash for such quarter. Available cash generally means, with respect to each fiscal quarter, all cash on hand at the end of the quarter less the amount of cash that our general partner determines in its reasonable discretion is necessary or appropriate to:

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

On February 13, 2015, we paid a distribution of $0.41 per common unit ($1.64 per common unit on an annualized basis) to all unitholders of record on February 6, 2015.

Incentive Distribution Rights

CEQP holds IDRs that entitle it to receive 50% of all distributions paid by us in excess of our initial quarterly distribution of $0.37 per common unit.

Issuer Purchases of Equity Securities

For the year ended December 31, 2014, 71,484 common units were relinquished to cover payroll taxes upon the vesting of restricted units.

 Equity Compensation Plan Information

The following table sets forth in tabular format, a summary of our equity compensation plan information as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	$—	17,629,657
Total	—	$—	17,629,657

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

The income statement and cash flow data for each of the three years ended December 31, 2014 and balance sheet data as of December 31, 2014 and 2013 were derived from our audited financial statements. We derived the income statement and cash flow data for each of the two years ended December 31, 2011 and the balance sheet data as of December 31, 2012, 2011 and 2010 from our accounting records. The selected financial data is not necessarily indicative of results to be expected in future periods and should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part IV, Item 15, Exhibits and Financial Statement Schedules included elsewhere in this report.

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is defined as income before income taxes, plus net interest and debt expense, and depreciation, amortization and accretion expense. In addition, Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates for our proportionate share of their depreciation and interest and the impact of certain significant items, such as unit-based compensation charges, gains and impairments of long-lived assets and goodwill, gains and losses on acquisition-related contingencies, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, and other transactions identified in a specific reporting period. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.

	Crestwood Midstream Partners LP Year Ended December 31, (in millions, except per unit data)
	2014	2013 (1)	2012	2011	2010
Statement of Income Data:
Revenues	$2,565.5	$658.6	$239.5	$205.8	$113.6
Operating income	90.9	57.1	75.9	73.9	47.9
Income (loss) before income taxes	(21.2)	(14.4)	40.1	46.3	34.3
Net income (loss)	(21.9)	(15.1)	38.9	45.0	34.9
Net income (loss) attributable to partners	(55.9)	(20.0)	38.9	45.0	34.9

Performance Measures:
Diluted limited partner income (loss) per unit(2):
From net income (loss)	$(0.46)	$(0.82)	$0.26	$0.58	$0.50

Distributions declared per limited partner unit(3)	$1.64	$1.61	$1.525	$0.04	$—

Other Financial Data:
EBITDA (unaudited)	$311.9	$178.7	$127.8	$107.7	$70.2
Adjusted EBITDA (unaudited)	442.5	261.9	134.4	110.9	78.4
Net cash provided by operating activities	322.9	186.5	102.1	86.3	48.0
Net cash used in investing activities	(570.9)	(1,036.5)	(616.6)	(456.5)	(149.3)
Net cash provided by financing activities	249.9	852.6	513.8	371.0	100.6

Balance Sheet Data:
Property, plant and equipment, net	$3,518.1	$3,350.1	$939.9	$746.0	$531.4
Total assets	6,596.5	6,401.8	1,610.6	1,026.9	570.6
Total debt, including current portion	2,013.5	1,870.8	685.2	512.5	283.5
Other long-term liabilities(4)	31.2	26.3	17.2	15.5	9.9
Partners' capital	4,297.4	4,193.1	859.7	455.6	258.7

	2014	2013	2012	2011	2010
Reconciliation of Net Income to EBITDA and Adjusted EBITDA:
Net income (loss)	$(21.9)	$(15.1)	$38.9	$45.0	$34.9
Depreciation, amortization and accretion	221.7	121.7	51.9	33.8	22.4
Interest and debt expense, net	111.4	71.4	35.8	27.6	13.5
Provision (benefit) for income taxes	0.7	0.7	1.2	1.3	(0.6)
EBITDA	$311.9	$178.7	$127.8	$107.7	$70.2
Unit-based compensation charges	18.1	15.8	1.9	0.9	5.5
(Gain) loss on long-lived assets, net(5)	33.6	(5.4)	—	(1.1)	—
Goodwill impairment(6)	48.8	4.1	—	—	—
Loss on contingent consideration(7)	8.6	31.4	—	—	—
Loss from unconsolidated affiliates, net	0.7	0.1	—	—	—
Adjusted EBITDA from unconsolidated affiliates, net	6.9	2.5	—	—	—
Significant transaction and environmental-related costs and other items(8)	13.9	34.7	4.7	3.4	2.7
Adjusted EBITDA	$442.5	$261.9	$134.4	$110.9	$78.4

Reconciliation of Net Cash Provided by Operating Activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$322.9	$186.5	$102.1	$86.3	$48.0
Net changes in operating assets and liabilities	(5.4)	(24.7)	(4.1)	(4.2)	18.9
Amortization of debt-related deferred costs, discounts and premiums	(7.3)	(9.1)	(5.5)	(3.5)	(1.3)
Interest and debt expense, net	111.4	71.4	35.8	27.6	13.5
Unit-based compensation charges	(18.1)	(15.8)	(1.9)	(0.9)	(5.5)
Gain (loss) on long-lived assets, net(5)	(33.6)	5.4	—	1.1	—
Goodwill impairment(6)	(48.8)	(4.1)	—	—	—
Loss on contingent consideration(7)	(8.6)	(31.4)	—	—	—
Loss from unconsolidated affiliates, net	(0.7)	(0.1)	—	—	—
Deferred income taxes	(0.6)	—	—	—	0.8
Provision (benefit) for income taxes	0.7	0.7	1.2	1.3	(0.6)
Other non-cash income	—	(0.1)	0.2	—	(3.6)
EBITDA	$311.9	$178.7	$127.8	$107.7	$70.2
Unit-based compensation charges	18.1	15.8	1.9	0.9	5.5
(Gain) loss on long-lived assets, net(5)	33.6	(5.4)	—	(1.1)	—
Goodwill impairment(6)	48.8	4.1	—	—	—
Loss on contingent consideration(7)	8.6	31.4	—	—	—
Loss from unconsolidated affiliates, net	0.7	0.1	—	—	—
Adjusted EBITDA from unconsolidated affiliates, net	6.9	2.5	—	—	—
Significant transaction and environmental-related costs and other items(8)	13.9	34.7	4.7	3.4	2.7
Adjusted EBITDA	$442.5	$261.9	$134.4	$110.9	$78.4

(1)
Financial data presented for periods prior to June 19, 2013, solely reflect the operations of Legacy Crestwood. Financial data for periods subsequent to June 19, 2013, represent the consolidated operations of Crestwood Midstream.

(2)
Diluted net income per unit for the years ended December 31, 2012, 2011 and 2010, were computed based on the number of common units issued by Legacy Inergy to Legacy Crestwood unitholders as part of the Crestwood Merger.

(3)
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

(4)	Other long-term liabilities primarily include our capital leases and asset retirement obligations.

(5)
During 2014, we recorded property, plant and equipment and intangible impairments of approximately $13.2 million and $21.3 million, respectively, for the year ended December 31, 2014. For a further discussion, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Estimates" and Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 2.

(6)
For a further discussion of our goodwill impairments recorded during 2014 and 2013, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Estimates" and Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 2.

(7)
During 2014 and 2013, we recorded a loss on contingent consideration which reflects the fair value of an earn-out premium associated with the original acquisition of our Marcellus G&P assets from Antero in 2012.

(8)
Significant transaction and environmental-related costs and other items for the years ended December 31, 2014 and 2013, primarily include costs incurred related to the Crestwood Merger and Arrow Acquisition.

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

This report, including information included or incorporated by reference herein, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•
statements that are not historical in nature, including, but not limited to: (i) our expectation that we will grow our business through both organic growth projects and acquisitions; (ii) our belief that anticipated cash from operations, cash distributions from entities that we control, and borrowing capacity under our credit facility will be sufficient to meet our anticipated liquidity needs for the foreseeable future; (iii) our belief that we do not have material potential liability in connection with legal proceedings that would have a significant financial impact on our consolidated financial condition, results of operations or cash flows: and (iv) our belief that our assets will continue to benefit from development of unconventional shale plays as significant supply basins; and

•
statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or the negation thereof, or similar expressions.

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

Our Company

We provide broad-ranging services to customers across the crude oil, NGL and natural gas sector of the energy value chain. Our midstream infrastructure is geographically located in or near significant supply basins, especially developed and emerging liquids-rich and crude oil shale plays, across the United States. We own or control:

•
natural gas facilities with approximately 2.5 Bcf/d of gathering capacity, 481 MMcf/d of processing capacity, 1.1 Bcf/d of firm transmission capacity, and 41 Bcf of certificated working gas storage capacity;

•	NGL facilities with approximately 1.7 million barrels of storage capacity; and

•
crude oil facilities with approximately 125,000 Bbls/d of gathering capacity, approximately 1.1 million barrels of storage working capacity, 48,000 Bbls/d of transportation capacity, and 160,000 Bbls/d of rail loading capacity.

Our primary business objective is to increase the cash distributions that we pay to our unitholders. We intend to grow our business safely through the development, acquisition and operation of additional midstream assets situated near developed and emerging shale resources and premium demand centers. We plan to increase cash available for distribution through organic growth and increased operational efficiencies. We also anticipate growing our business through strategic and bolt-on acquisitions, including asset drop downs, with an emphasis on acquisitions that (i) facilitate our development of an integrated midstream platform that enables us to continue to expand the services we offer to customers in key geographic markets, and/or (ii) provide the scale we need to realize greater economies of scale (from cash flow, cost, credit and other perspectives) that translate into increased cash distributions to our unitholders.

Our three business segments include (i) gathering and processing, which includes our natural gas G&P operations; (ii) storage and transportation, which includes our natural gas storage and transportation operations; and (iii) NGL and crude services, which includes our crude oil facilities and fleet, NGL storage facility and salt production business.

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

Our G&P operations primarily include:

•
Marcellus Shale. We own and operate (i) a low-pressure natural gas gathering system with a gathering capacity of approximately 875 MMcf/d of rich gas produced by our customers in Harrison and Doddridge Counties, West Virginia; (ii) eight compression and dehydration stations located on our gathering systems in the East AOD; and (iii) two compressor stations located in the Western Area;

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

•
Other. We own and operate (i) a low-pressure natural gas gathering system with a gathering capacity of approximately 36 MMcf/d of rich gas produced by our customers in Roberts County, Texas, and a processing plant that extracts NGLs from the natural gas stream (Granite Wash system); (ii) three low-pressure natural gas gathering systems with a gathering capacity of approximately 50 MMcf/d of rich gas produced by our customers in Eddy County, New Mexico (Avalon/Bone Springs system); and (iii) high-pressure natural gas gathering pipelines with a gathering capacity of approximately 100 MMcf/d that provide gathering and treating services to our customers located in Sabine Parish, Louisiana (Haynesville/Bossier system); and

•
PRB Niobrara Shale. We own a 50% ownership interest in Jackalope, which we account for under the equity method of accounting. In January 2015, the construction of the 120 MMcf/d Bucking Horse processing plant was completed and the plant was placed into service. We expect volumes through the Bucking Horse processing plant to significantly increase throughout the first quarter of 2015. In addition, the gathering system continues to expand with the most recent compression facility placed into service in January 2015. We are actively working with area producers to develop additional gathering and processing facilities beyond our Jackalope acreage in the region. The Jackalope system is supported by a 20-year gathering and processing agreement with Chesapeake and RKI under an area of dedication of approximately 311,000 gross acres located in the core of the PRB Niobrara. We funded a significant portion of our Jackalope purchase in July 2013 with the sale to GE of non-voting preferred equity securities in Crestwood Niobrara, our consolidated subsidiary. We consolidate Crestwood Niobrara’s results in our financial statements, and we account for Crestwood Niobrara’s 50% interest in Jackalope as an equity investment.

The cash flows from our G&P operations are predominantly fee-based with creditworthy counterparties under contracts with original terms ranging from 5-20 years. The results of our G&P operations are significantly influenced by the volumes of natural gas gathered and processed through our systems. We gather, process, treat, compress, transport and sell natural gas pursuant to fixed-fee and, to a lesser extent, percent-of-proceeds contracts. We do not take title to natural gas or NGLs under our fixed-fee contracts, whereas under our percent-of-proceeds contracts, we take title to the residue gas, NGLs and condensate and remit a portion of the sale proceeds to the producer based on prevailing commodity prices. Our election to enter primarily into fixed-fee contracts minimizes our G&P segment’s commodity price exposure and provides us more stable operating performance and cash flows.

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

The cash flows from our storage and transportation operations are predominantly fee-based with creditworthy counterparties under contracts with an original term ranging from 1-10 years. Our cash flows from interruptible and other hub services tends to increase during the peak winter season.

In December 2014, we formed a joint venture (Tres Holdings) with an affiliate of Brookfield to acquire Tres Palacios for total cash consideration of approximately $132.8 million, of which we paid approximately $66.4 million. We operate Tres Palacios and own a 50.01% interest in Tres Holdings, and Brookfield owns the remaining 49.99% interest. Tres Palacios owns a 38.4 Bcf multi-cycle, salt dome storage facility. Its 60-mile, dual 24-inch diameter header system (including a 51-mile north pipeline lateral and an approximate 11-mile south pipeline lateral) interconnects with 10 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan Inc.'s Houston central processing plant. In conjunction with the acquisition, Brookfield and Tres Palacios entered into a five-year, fixed fee contract under which Tres Palacios will make 15 Bcf of firm storage capacity and 150,000 Dth/d of enhanced interruptible wheeling services available to Brookfield. We believe the Tres Palacios system is well positioned to capture meaningful natural gas revenue opportunities over the long run as the Texas Gulf Coast market recovers, as well as near term NGL storage and transportation opportunities designed to provide relief to existing constraints. For a further discussion of our investment in Tres Holdings, see Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 6.

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
Our NGL and crude services operations primarily include:

•
Bakken Shale - Arrow. We own and operate substantial crude oil, natural gas and produced water gathering systems (the Arrow system) located on the Fort Berthold Indian Reservation in the core of the Bakken Shale in McKenzie and Dunn Counties, North Dakota. The Arrow system consists of more than 540 miles of gathering pipeline, including approximately 170 miles of crude oil gathering lines, 200 miles of natural gas gathering lines and 170 miles of produced water gathering lines. We will have approximately 235,000 barrels of crude oil working storage capacity at the Arrow central delivery point after completion of the 200,000 barrel crude oil tank that is currently under construction;

•
Bakken Shale - COLT Hub. We own and operate the COLT Hub, which is one of the largest crude oil rail terminals in the Bakken Shale based on actual throughput and which complements our recent Arrow acquisition. Located approximately 60 miles away from Arrow’s central delivery point, the COLT Hub interconnects with the Arrow system through the Hiland Partners, LP (Hiland) and Tesoro Corporation (Tesoro) pipeline systems. The hub, which can be sourced by numerous pipeline systems or truck, is capable of loading up to 160,000 Bbls/d and has 1.1 million barrels of crude oil working storage capacity;

•
Bakken Shale - Transportation Fleet. We own and operate an over-the-road trucking operation located in Watford City, North Dakota which provides crude oil and produced water hauling services to the oilfields of western North Dakota and eastern Montana. Our transportation fleet consists of approximately 82 tractors and 107 trailers with approximately 48,000 Bbls/d of crude oil and produced water transportation capacity. We purchased substantially all of these operating assets from Red Rock Transportation Inc. and LT Enterprises, Inc. during the first half of 2014;

•
Bath Storage Facility. Our Bath facility, a 1.7 million barrel underground NGL storage facility in Bath, New York, is supported by rail and truck terminal facilities capable of loading and unloading 23 railcars and approximately 100 truck transports per day;

•
US Salt. Our salt production business, which has a plant near Watkins Glen, New York, is capable of producing more than 400,000 tons of evaporated salt products annually. US Salt’s solution mining process creates underground caverns that can be developed into natural gas and NGL storage capacity; and

•
PRB Niobrara Shale. We own a 50% ownership interest in PRBIC, which owns an early stage crude oil rail terminal in Douglas County, Wyoming. We account for our interest in PRBIC as an equity investment. The rail loading terminal, which we jointly own with Enserco Midstream LLC, is capable of loading up to 20,000 Bbls/d utilizing two rail loops that can accommodate unit trains. The terminal also has 140,000 barrels of crude oil working storage capacity. The terminal, which when completed will provide unit train takeaway-solutions for crude producers in the PRB Niobrara, is supported by a long-term contract with a major oil producer under which the producer has committed to deliver a minimum volume of crude oil to the rail facility for throughput.

The cash flows from the Arrow operations are primarily fee-based with creditworthy counterparties under contracts with original terms ranging from 5-10 years, and can be impacted in the short term by changing commodity prices, seasonality and weather fluctuations. The cash flows from our COLT Hub are predominantly fee-based with creditworthy counterparties under contracts with original terms ranging from 1-7 years, and are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations. The cash flows from our salt operations represent sales to creditworthy customers typically under contracts that are less than one year in duration, and are relatively stable and not subject to seasonal or cyclical variation due to the use of, and demand for, salt products in everyday life.

Outlook and Trends

Our long-term distribution growth will be influenced primarily by our ability to execute our growth strategy, including both growth projects and strategic acquisitions, and to increase cash available for distribution from the assets we own or control. An integral part of our growth strategy entails capitalizing on commercial synergies from the Crestwood Merger. We continue to expand the services from which we generate revenues from our gathering and processing customer base, and we anticipate generating increased cash flows as our producer customers rely on us for more integrated NGL and crude oil takeaway solutions and flow assurances. We also anticipate pursuing acquisitions that would not have been possible without the combined expertise and relationships resulting from the business combination. The continued integration of our gathering, processing, marketing, storage and transportation experience will be instrumental to our ability to derive such commercial synergies.

Despite the recent decline in commodity prices, we believe that we are well positioned in 2015 to continue the trend of consistent growth and improving financial results with limited operating risk due to our strategically-located assets in economic shale plays, the significant growth capital projects that we completed in 2014, and the fact that over 90% of our contracts are fixed-fee in nature.  We believe that we will have a conservative level of volume growth in 2015 resulting from the completion of our 2014 growth capital projects and from a substantial producer drilled-but-uncompleted well inventory and core-of-core acreage dedications in shale plays which allow many of our producers to continue to develop their properties even at current prices.  Additionally, a substantial portion of our contracts in the Bakken Shale and PRB Niobrara Shale are take-or-pay or cost-of-service in nature, which we believe will help support our anticipated cash flow during 2015.  Finally, we have implemented a company-wide initiative to reduce operating costs in 2015 to support more efficient operations in the current market environment.

Organic growth projects, including both expansions and greenfield development projects, can provide cost-effective options for us to grow our infrastructure base. The ongoing expansion of our Bakken assets, including the COLT Hub and the Arrow system, and continued build out of our PRB Niobrara system are examples of our ability to internally grow our operations at very low multiples. In general, purchasers of energy infrastructure have paid relatively high prices (measured in terms of a multiple of EBITDA or another financial metric) to acquire midstream assets and operations in arms-length transactions preceding the recent drop in commodity prices. In a low commodity price environment, merger and acquisition activity can be depressed as fewer sellers are able to capture the premiums necessary to move forward and the number of exceptional acquisition opportunities can be affordable by only the largest midstream companies with the strongest balance sheets. However given the cyclical nature of commodity prices and the specific variables driving merger and acquisition transactions, we continue to expect to selectively pursue acquisitions that add the scale necessary to grow our businesses quickly and successfully. Our Bakken and PRB Niobrara investments are examples of where we believe third-party acquisitions can provide cost-effective means of accelerating our growth. We therefore expect to grow our business in the near term through both organic growth projects and acquisitions.

Our long-term profitability will also depend on our ability to contract and re-contract with customers and to manage increasingly difficult regulatory processes at the federal, state and local levels. The time required to secure the authorizations necessary for development projects and expansions, for both unregulated and regulated projects, and the amounts we pay to secure authorizations and land rights are increasing in most markets in which we participate. Our Watkins Glen NGL storage project is a prime example of the increased political and regulatory challenges we face in certain regions, despite the market need for NGL storage solutions in the Northeast. However, we remain confident that the incremental time and money required to pursue and complete market-driven solutions will deliver meaningful value to our unitholders, as the combination of the ongoing regulatory climate and the location of our assets relative to both high-demand markets and prolific shale basins effectively provides a significant barrier to entry that other market participants may find difficult to overcome.

We remain confident that production levels in the Marcellus, Bakken and PRB Niobrara Shale plays will remain strong, particularly as new gas processing capacity and pipeline takeaway options come online in the next few years. Accordingly, certain producers may continue to divert resources away from dry gas plays (e.g., Fayetteville, Granite Wash and Haynesville), which could negatively impact the volumes flowing through our gathering systems in these plays.

We continue to forecast strong demand for storage services for natural gas and NGLs in the Northeast, due mainly to a shortage in supply deliverability options and storage infrastructure near key demand markets and a higher than average annual demand growth. We expect strong demand for natural gas pipelines that move production volumes directly to the market, and softer demand for pipeline capacity that can be displaced by new pipelines and expansion projects brought on line (particularly, new capacity used to move local production directly to local demand centers). We also believe that the location of our facilities in the Northeast positions us well to capitalize on opportunities associated with both (i) the current downward trend of increasingly lower import volumes of NGLs and liquefied natural gas along the East Coast and (ii) anticipated increases in exported volumes of liquefied natural gas as new liquefaction facilities along the East Coast come online.

Regulatory Matters

Many activities within the energy midstream sector have experienced increased regulatory oversight over the past few years, and we expect the trend of regulatory oversight to continue for the foreseeable future. We anticipate greater regulatory oversight related to activities that have attracted significant negative attention in the public domain (e.g., the transportation of crude oil by rail). We also anticipate greater regulatory oversight in states like North Dakota and tribal sovereignties like the MHA Nation, where regulation in certain areas is now starting to align with the tremendous production growth experienced in those jurisdictions in a short period of time.

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

EBITDA and Adjusted EBITDA - We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is defined as income before income taxes, plus net interest and debt expense, and depreciation, amortization and accretion expense. In addition, Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliates by adjusting our equity earnings or losses from our unconsolidated affiliates for our proportionate share of their depreciation and interest and the impact of certain significant items, such as unit-based compensation charges, gains and impairments of long-lived assets and goodwill, gains and losses on acquisition-related contingencies, third party costs incurred related to potential and completed acquisitions, certain environmental remediation costs, and other transactions identified in a specific reporting period. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.

See our reconciliation of net income to EBITDA and Adjusted EBITDA in Results of Operations below.

Results of Operations

The following table summarizes our results of operations for each of the three years ended December 31 (in millions). Financial data presented for periods prior to June 19, 2013, solely reflect the operations of Legacy Crestwood.

	Year Ended December 31,
	2014	2013	2012
Revenues	$2,565.5	$658.6	$239.5
Costs of product/services sold	1,937.5	295.7	39.0
Operations and maintenance	139.0	73.3	43.1
General and administrative	85.4	80.7	29.6
Depreciation, amortization and accretion	221.7	121.7	51.9
Gain (loss) on long-lived assets, net	(33.6)	5.4	—
Goodwill impairment	(48.8)	(4.1)	—
Loss on contingent consideration	(8.6)	(31.4)	—
Operating income	90.9	57.1	75.9
Loss from unconsolidated affiliates, net	(0.7)	(0.1)	—
Interest and debt expense, net	(111.4)	(71.4)	(35.8)
Provision for income taxes	(0.7)	(0.7)	(1.2)
Net income (loss)	$(21.9)	$(15.1)	$38.9
Add:
Interest and debt expense, net	111.4	71.4	35.8
Provision for income taxes	0.7	0.7	1.2
Depreciation, amortization and accretion	221.7	121.7	51.9
EBITDA	$311.9	$178.7	$127.8
Unit-based compensation charges	18.1	15.8	1.9
(Gain) loss on long-lived assets, net	33.6	(5.4)	—
Goodwill impairment	48.8	4.1	—
Loss on contingent consideration	8.6	31.4	—
Loss from unconsolidated affiliates, net	0.7	0.1	—
Adjusted EBITDA from unconsolidated affiliates, net	6.9	2.5	—
Significant transaction and environmental-related costs and other items(1)	13.9	34.7	4.7
Adjusted EBITDA	$442.5	$261.9	$134.4

	Year Ended December 31,
	2014	2013	2012
EBITDA:
Net cash provided by operating activities	$322.9	$186.5	$102.1
Net changes in operating assets and liabilities	(5.4)	(24.7)	(4.1)
Amortization of debt-related deferred costs, discounts and premiums	(7.3)	(9.1)	(5.5)
Interest and debt expense, net	111.4	71.4	35.8
Unit-based compensation charges	(18.1)	(15.8)	(1.9)
Gain (loss) on long-lived assets, net	(33.6)	5.4	—
Goodwill impairment	(48.8)	(4.1)	—
Loss on contingent consideration	(8.6)	(31.4)	—
Loss from unconsolidated affiliates, net	(0.7)	(0.1)	—
Deferred income taxes	(0.6)	—	—
Provision for income taxes	0.7	0.7	1.2
Other non-cash income	—	(0.1)	0.2
EBITDA	$311.9	$178.7	$127.8
Unit-based compensation charges	18.1	15.8	1.9
(Gain) loss on long-lived assets, net	33.6	(5.4)	—
Goodwill impairment	48.8	4.1	—
Loss on contingent consideration	8.6	31.4	—
Loss from unconsolidated affiliates, net	0.7	0.1	—
Adjusted EBITDA from unconsolidated affiliates, net	6.9	2.5	—
Significant transaction and environmental-related costs and other items(1)	13.9	34.7	4.7
Adjusted EBITDA	$442.5	$261.9	$134.4
(1) Significant transaction and environmental-related costs and other items for the years ended December 31, 2014 and 2013, primarily include costs incurred related to the Crestwood Merger and Arrow Acquisition.

The following tables summarize the EBITDA of our segments (in millions):

	Year Ended December 31, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Revenues	$332.5	$179.1	$2,053.9
Costs of product/services sold	71.3	14.3	1,851.9
Operations and maintenance expense	62.9	16.6	59.5
Gain (loss) on long-lived assets, net	(32.7)	0.6	(1.5)
Goodwill impairment	(18.5)	—	(30.3)
Loss on contingent consideration	(8.6)	—	—
Earnings (loss) from unconsolidated affiliates	0.5	0.2	(1.4)
EBITDA	$139.0	$149.0	$109.3

	Year Ended December 31, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Revenues	$291.2	$90.1	$277.3
Costs of product/services sold	56.6	8.7	230.4
Operations and maintenance expense	54.9	9.9	8.5
Gain on long-lived assets	5.4	—	—
Goodwill impairment	(4.1)	—	—
Loss on contingent consideration	(31.4)	—	—
Earnings (loss) from unconsolidated affiliates	0.1	—	(0.2)
EBITDA	$149.7	$71.5	$38.2

	Year Ended December 31, 2012
	Gathering and Processing	Storage and Transportation	NGL and Crude Services
Revenues	$239.5	$—	$—
Costs of product/services sold	39.0	—	—
Operations and maintenance expense	43.1	—	—
EBITDA	$157.4	$—	$—

(1)	General and administrative expenses related to our Corporate operations totaled $85.4 million, $80.7 million and $29.6 million for the years ended December 31, 2014, 2013 and 2012.

Segment Results

Below is a discussion of the factors that impacted EBITDA by segment for the three years ended December 31, 2014, 2013 and 2012.

Gathering and Processing:

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

EBITDA for our G&P segment decreased by approximately $10.7 million during the year ended December 31, 2014 compared to 2013, primarily due to $51.7 million of impairments related to the Granite Wash and Fayetteville reporting units, offset by an increase in revenues of approximately $41.3 million (or 14%) for the same period, which was primarily driven by higher gathering and compression volumes during the year ended December 31, 2014 compared to 2013. We gathered approximately 1.2 Bcf/d of natural gas on our G&P systems during 2014 compared to 1.0 Bcf/d during 2013. Our compression volumes increased from 0.3 Bcf/d during 2013 to 0.5 Bcf/d in 2014. The increases in our G&P gathering and compression volumes were primarily due to several new compressor stations placed in service during 2013 and 2014 in the Marcellus Shale and new wells connected to our systems during 2014.

Partially offsetting the increase in our G&P segment's revenues was a $14.7 million increase in costs of product/services sold during the year ended December 31, 2014 compared to 2013. The increase was primarily due to higher volumes gathered on our New Mexico gathering systems under a gathering and processing agreement we entered into with Trinity River Energy in April 2014 and increased production at Granite Wash due to new wells connected during 2014. We also experienced an increase in our G&P segment's operations and maintenance expense of approximately $8.0 million during the year ended December 31, 2014 compared to 2013 primarily due to the expansion of our assets in the Marcellus Shale.

In addition to the higher costs discussed above, our G&P segment's EBITDA was impacted by an $8.6 million and $31.4 million loss on contingent consideration recorded during the years ended December 31, 2014 and 2013. The loss on contingent consideration was an accrual that reflected the fair value of an earn-out premium associated with the original acquisition of our Marcellus G&P assets from Antero in 2012. The earn-out provision allowed Antero to receive an additional $40 million payment when gathering volumes exceeded a certain threshold as defined in the acquisition agreements, which is due in the first quarter of 2015.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Our G&P segment's EBITDA decreased by approximately $7.7 million during the year ended December 31, 2013 compared to the same period in 2012. Contributing to the decrease was a $31.4 million loss on contingent consideration (described above), a $17.6 million increase in costs of product/services sold, and an $11.8 million increase in operations and maintenance expense, partially offset by a $51.7 million increase in operating revenues in 2013 compared to 2012.

The increase in operating revenues and costs of product/services sold was partially driven by a $15.6 million increase in operating revenues and $14.3 million increase in costs of product/services sold under percentage of proceeds contracts related to our G&P assets located in Granite Wash, the net of which increased our EBITDA by $1.3 million during 2013 compared to 2012.

The remaining increase in our operating revenues and operations and maintenance expense was primarily driven by a $38.3 million increase in operating revenues and an $8.9 million increase in operations and maintenance expense related to our G&P assets in the Marcellus Shale (for which the gathering operations were acquired in March 2012 and compressions operations were acquired in December 2012). Our gathering volumes related to these operations increased 84% during 2013 compared to 2012.

All our G&P systems gathered approximately 365 Bcf of natural gas during 2013, compared to 301 Bcf in 2012. We compressed approximately 107 Bcf of natural gas during 2013, which primarily relates to the acquisition of assets from Enerven Compression, LLC in December 2012. Our gathering and compression volumes were also impacted by the expansion of our gathering and compression assets in the Marcellus Shale in order to capitalize on increased producer activity.

Other. During the years ended December 31, 2014 and 2013, several significant transactions not related to our core operating activities impacted our G&P segment as follows:

Year Ended December 31, 2014:

•
$13.2 million and $20.0 million of property, plant and equipment and intangible impairments, respectively, related to our Granite Wash operations due primarily to our major customer ceasing substantial drilling in this area. See "Critical Accounting Estimates" below for a further discussion;

•
$14.2 million and $4.3 million goodwill impairments on our Granite Wash and Fayetteville reporting units due primarily to our major customers ceasing substantial drilling in those areas. See "Critical Accounting Estimates" below for a further discussion of our goodwill impairment; and

•	$8.6 million loss on contingent consideration in connection with the acquisition of the Antero assets.

Year Ended December 31, 2013:

•	$4.4 million gain on sale of a cryogenic plant and associated equipment;

•
$4.1 million impairment of goodwill on our Haynesville/Bossier Shale reporting unit as a result of a decrease in anticipated revenues due primarily to our inability to renew and extend a significant revenue contract that expired in mid-2013; and

•	$31.4 million loss on contingent consideration in connection with the acquisition of the Antero assets.

On July 19, 2013, Crestwood Niobrara acquired a 50% interest in a gathering system located in the PRB Niobrara for $107.5 million. For the years ended December 31, 2014 and 2013, we recorded earnings from our unconsolidated affiliate, Jackalope, of approximately $0.5 million and $0.1 million, which primarily related to (i) our proportionate share of Jackalope’s net income and (ii) the amortization of the excess of our investment balance compared to Jackalope’s net assets, which was approximately $3.1 million and $1.4 million for the years ended December 31, 2014 and 2013.

Storage and Transportation:

Our storage and transportation segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of CEQP’s general partner), which should be considered in the following discussion of the results of operations of our storage and transportation segment for the year ended December 31, 2014 compared to the year ended December 31, 2013.

EBITDA for our storage and transportation segment increased by approximately $77.5 million during the year ended December 31, 2014 compared to 2013. The increase in our storage and transportation segment's EBITDA was due to our 2014 results having a full year of operating results compared to only six months in 2013. We also experienced an increase in demand for our storage and transportation services as evidenced by higher usage on our firm storage and transportation contracts and increased volumes from interruptible services, resulting from increased producer activity and increased locational basis spreads in the Northeast. During the year ended December 31, 2014, total firm throughput from our Northeast storage and transportation services averaged approximately 1.8 Bcf/d compared to 1.7 Bcf/d during 2013.

Partially offsetting the increases in our storage and transportation segment's revenues were higher costs of product/services sold primarily related to higher throughput volumes at our North-South and MARC I facilities and higher operations and maintenance expense due to having a full year of storage and transportation operations in 2014 compared to six months in 2013.

In December 2014, we formed joint venture with Brookfield to acquire 100% of the membership interest in Tres Palacios, for total cash consideration of approximately $132.8 million, of which we paid approximately $66.4 million. We own a 50.01% interest in Tres Holdings and we operate the assets of Tres Palacios. Brookfield owns the remaining 49.99% interest in Tres Holdings. For the year ended December 31, 2014, we recorded earnings from our unconsolidated affiliate, Tres Holdings, of approximately $0.2 million, which primarily related to (i) our proportionate share of Tres Holdings’ net income and (ii) the amortization of the excess of our investment balance compared to Tres Holdings’ net assets which was approximately $0.1 million for the years ended December 31, 2014. For a further discussion of our investment in Tres Holdings, see Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 6.

NGL and Crude Services:

Our NGL and crude services segment results were included in our consolidated results of operations beginning June 19, 2013 (the date that Crestwood Holdings acquired control of CEQP’s general partner), which should be considered in the following discussion of the results of operations of our NGL and crude services segment for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Our NGL and crude services segment's EBITDA increased by approximately $71.1 million during the year ended December 31, 2014 compared to 2013, primarily due to higher revenues, partially offset by higher costs of product/services sold, higher operations and maintenance expense and goodwill impairments of our Watkins Glen and US Salt reporting units.

Our NGL and Crude Services revenues increased by $1,776.6 million during the year ended December 31, 2014 compared to the same period in 2013, primarily due to our 2014 results having a full year of operations from our Arrow assets compared to only two months in 2013. Arrow contributed revenues of approximately $1,884.3 million and $218.8 million for the years ended December 31, 2014 and 2013. The remaining increase in revenues was due primarily to having twelve months of operations from our COLT Hub assets in 2014 compared to six months in 2013. Also contributing to the increase was higher volumes on our COLT Hub as a result of our expansion of the facility and increased utilization of non-firm capacity on the system. During 2014 and 2013, we loaded approximately 110,000 MBbls/d and 82,000 MBbls/d of crude on rail cars entering the facility.

Offsetting the increases in our NGL and crude services segment's revenues was a $1,621.5 million increase in costs of product/services sold and a $51.0 million increase in operations and maintenance expenses, primarily due to our 2014 results having a full year of operations compared to six months in 2013 for Legacy Inergy and two months for Arrow's operations.

We recorded a goodwill impairment of approximately $28.1 million related to our Watkins Glen reporting unit, primarily due to delays in the permitting of the proposed NGL storage facility, including the uncertainty surrounding the timing of placing the project in service. We also recorded impairments of approximately $3.5 million related to our US Salt reporting unit. These impairments resulted from the loss of a significant customer in 2014 which we determined was unlikely to be replaced in the near future given current and future anticipated market conditions. See "Critical Accounting Estimates" below for a further discussion of our goodwill impairment.

On September 2013, Crestwood Crude Logistics LLC (Crude Logistics) and Enserco Midstream, LLC formed PRBIC. Crude Logistics acquired a 50% interest in PRBIC for approximately $22.5 million. For the years ended December 31, 2014 and 2013, we recorded a loss from our unconsolidated affiliate, PRBIC, of approximately $1.4 million and $0.2 million, which primarily related to our proportionate share of PRBIC’s net loss.

Other Results

Our consolidated EBITDA for the year ended December 31, 2014 was $311.9 million, an increase of $133.2 million from 2013 and an increase of $50.9 million for the year ended December 31, 2013 compared to 2012. Our consolidated Adjusted EBITDA for the year ended December 31, 2014 was $442.5 million, an increase of $180.6 million from 2013 and an increase of $127.5 million for the year ended December 31, 2013 compared to 2012.

The increase in our EBITDA and Adjusted EBITDA was primarily driven by our segment results described above. Partially offsetting those results were the general and administrative expenses of our Corporate operations. Our general and administrative expenses increased by approximately $4.7 million for the year ended December 31, 2014 compared to 2013, primarily due to our 2014 results having a full year of expenses related to the Crestwood Merger and Arrow Acquisition, partially offset by approximately $34.7 million of transaction costs incurred in 2013 primarily related to the Crestwood Merger and Arrow Acquisition. Our general and administrative expenses increased by approximately $51.1 million for the year ended December 31, 2013 compared to 2012 due primarily to these transaction costs and six months of results in 2013 related to Legacy Inergy's operations compared to none in 2012.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense - During the year ended December 31, 2014, our depreciation, amortization and accretion expense increased compared to 2013 and 2012 primarily due to the assets acquired as a result of the Crestwood Merger and other assets acquired during 2014, 2013 and 2012. For a further discussion of our acquisitions, see Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 3.

Interest and Debt Expense - Interest and debt expense increased for the year ended December 31, 2014 compared to 2013 and 2012, primarily due to (i) higher outstanding balances on our Credit Facilities, net of repayments; (ii) the issuance of an additional $150 million of 7.75% Senior Notes in November 2012; (iii) the assumption of $0.7 billion of long-term debt due to the Crestwood Merger; and (iv) the issuance of $600 million of 6.125% Senior Notes in November 2013.

The following table provides a summary of interest and debt expense (in millions):

	Year Ended December 31,
	2014	2013	2012
Credit facilities	$18.1	$19.5	$17.6
Senior notes	93.9	49.3	17.8
Capital lease interest	0.1	0.2	0.2
Other debt-related costs	6.8	5.8	0.4
Gross interest and debt expense	118.9	74.8	36.0
Less: capitalized interest	7.5	3.4	0.2
Interest and debt expense, net	$111.4	$71.4	$35.8

Liquidity and Sources of Capital

We are a partnership holding company that derives all of our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities, credit facilities, debt issuances, and sales of our common and preferred units. Our operating subsidiaries use cash from their respective operations to fund their operating activities and maintenance capital expenditures. We utilize a variety of sources to service our outstanding indebtedness, fund growth capital expenditures, and make distributions to unitholders. These sources include funds cash generated by our operating subsidiaries, borrowings under our Credit Facility, and proceeds from the issuance of preferred and common units. We believe our current liquidity sources and operating cash flows will be sufficient to fund our future operating and capital requirements.

•
Credit Facility. As of December 31, 2014, we had $429.9 million of available capacity under the Credit Facility considering our most restrictive debt covenants under the facility. See Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 7 for a more detailed description of our Credit Facility.

•
Preferred Units. On June 17, 2014, we entered into definitive agreements with a group of investors under which we have agreed to sell and they have agreed to purchase up to $500 million of Preferred Units at a purchase price of $25.10 per unit prior to September 30, 2015. During the year ended December 31, 2014, we sold 17,529,879 Preferred Units to the investors in a series of privately-placed transactions that generated gross proceeds of approximately $440.0 million (or approximately $430.5 million of net proceeds after transaction fees and offering expenses). We expect to issue $60.0 million of Preferred Units to the Class A Purchasers before September 30, 2015, and to use the net proceeds from such issuances to fund expansion and development projects, to reduce borrowings under our Credit Facility, and for other general partnership purposes. See Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 10 for a more detailed description of the Preferred Units.

•
Equity Distribution Agreement. On July 10, 2014, we entered into an equity distribution agreement with several financial institutions under which we may offer and sell from time to time through one or more managers common units having an aggregate offering price of up to $300.0 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program will be issued under our ATM registration statement that became effective on May 27, 2014. We will pay the managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under our ATM program, and net proceeds from equity sold under this program will be used to fund expansion and development projects, to finance acquisitions, to reduce borrowings under our Credit Facility, and for other general partnership purposes. We have not issued any common units under this equity distribution program. See Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 10 for more information on our ATM equity distribution program.

As of December 31, 2014, we were in compliance with all our debt covenants related to our Credit Facility and our Senior Notes. See Part IV, Item 15, Exhibits and Financial Statement Schedules, Note 7 for a more detailed description of our Credit Facility and Senior Notes.

The following table provides a summary of our cash flows by category (in millions):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$322.9	$186.5	$102.1
Net cash used in investing activities	(570.9)	(1,036.5)	(616.6)
Net cash provided by financing activities	249.9	852.6	513.8

Operating Activities

Our operating cash flows increased approximately $136.4 million during the year ended December 31, 2014 compared to 2013 and increased approximately $84.4 million during the year ended December 31, 2013 compared to 2012. The increases during 2014 and 2013 are primarily attributable to the Crestwood Merger and the Arrow Acquisition which occurred in June and November of 2013. These acquisitions were the primary factor in higher operating revenues of approximately $1,906.9 million in 2014 compared to 2013 and $419.1 million in 2013 compared to 2012, partially offset by (i) higher costs of products/services sold, operations and maintenance expenses and general and administrative expenses of approximately $1,712.2 million in 2014 compared to 2013 and $338.0 million in 2013 compared to 2012 and (iii) a decrease in cash associated with net changes in working capital of approximately $19.3 million in 2014 compared to 2013 and an increase in cash associated with net changes in working capital of approximately $20.6 million in 2013 compared to 2012. In addition, our interest paid increased approximately $40.2 million during the year ended December 31, 2014 compared to 2013 and approximately $28.8 million during the year ended December 31, 2013 compared to 2012, due to higher outstanding balances on our credit facility.

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

The following table summarizes our capital expenditures for the year ended December 31, 2014 (in millions). We have identified additional growth capital project opportunities for each of our reporting segments. Additional commitments or expenditures will be made at our discretion, and any discontinuation of the construction of these projects will likely result in less future cash flow and earnings.

Growth capital	$320.3
Maintenance capital	20.3
Other(1)	66.4
Purchases of property, plant and equipment	407.0
Reimbursements of property, plant and equipment	21.5
Net purchases of property, plant and equipment	$385.5

(1)     Represents gross purchases of property, plant and equipment that are reimbursable by third parties.

During 2015, we anticipate growth capital expenditures of approximately $115 million to $125 million, which includes contributions to our equity investments related to their capital projects. In addition, we expect to spend between approximately $22 million to $25 million on maintenance capital expenditures. We anticipate that our growth capital expenditures in 2015 will increase the gathering, processing, compression and overall capacity of our systems, primarily in the PRB Niobrara and Bakken Shales. We expect to finance our growth and maintenance capital expenditures through a combination of additional capital market transactions, borrowings under our credit facility, proceeds from issuance of preferred units, sale of common units and operating cash flows.

Our cash flows from investing activities were impacted by the following significant items during the three years ended December 31, 2014, 2013 and 2012:

Acquisitions. During the years ended December 31, 2014, 2013 and 2012, we paid approximately $19.5 million, $561.5 million and $564.0 million to acquire our transportation fleet from Red Rock and LT Enterprises in 2014, our Arrow assets in 2013 and Antero, Devon and Enerven asset acquisitions in 2012, respectively. For a further discussion of these acquisitions, see Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 3.

Investments in Unconsolidated Affiliates. In December 2014, we acquired a 50.01% interest in Tres Palacios from Crestwood Equity for approximately $66.4 million, which represents the fair value of the net assets of Tres Palacios. The acquisition of our 50.01% interest in Tres Palacios was considered a transaction between entities under common control, and as a result, we recorded our investment at Crestwood Equity's historical cost of approximately $35.8 million. We reflected the difference between Crestwood Equity's historical basis in the Tres Palacios assets and the consideration paid by us in excess of Crestwood Equity's basis as a distribution to general partner. During the year ended December 31, 2013, we acquired a 50% interest in Jackalope and a 50% interest in PRBIC for approximately $107.5 million and $22.5 million, respectively. We contributed approximately $105.2 million and $19.6 million to Jackalope during the year ended December 31, 2014 and 2013 to fund its construction project. In addition, we contributed approximately $3.4 million and $1.9 million to PRBIC to fund its construction projects. For a further discussion of our investments in unconsolidated affiliates, see Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 6.

Financing Activities

Significant items impacting our financing activities during the three years ended December 31, 2014, 2013 and 2012 included the following:

Equity Transactions

•	$107.6 million increase in distributions to partners in 2014 compared to 2013, and $127.2 million increase in 2013 compared to 2012;

•
$30.6 million distribution to Crestwood Equity, which represents the difference between the cash paid to acquire our 50.01% interest in Tres Holdings and Crestwood Equity's historical basis in the Tres Palacios assets (see Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 6 for a further discussion of this transaction);

•	$430.5 million net proceeds from the issuances of Class A Preferred Units in 2014;

•	$53.9 million and $96.1 million in proceeds from the issuance of preferred security units to GE in 2014 and 2013;

•	$129.0 million distribution to Crestwood Holdings for the acquisition of Legacy Crestwood's additional interest in CMM in 2013;

•	$595.5 million of net proceeds from the issuance of Legacy Inergy common units in 2013;

•	$118.5 million and $217.5 million of net proceeds from the issuance of Legacy Crestwood common units in 2013 and 2012; and

•	$249.7 million contribution in 2012 to fund acquisition of interest in CMM.

Debt Transactions

•
$298.4 million decrease in net borrowings of long-term debt from $438.5 million in 2013 to $140.1 million in 2014, primarily due to liquidity obtained through equity issuances and $265.8 million increase in net borrowings in 2013 compared to 2012, primarily as a result of asset acquisitions during 2013.

Other

•	The payment of Sabine System acquisition deferred payment of approximately $8 million in 2012.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We are party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt and other accrued liabilities, while other obligations, such as operating leases, capital commitments and contractual interest amounts are not reflected on our balance sheet. The following table and discussion summarizes our contractual cash obligations as of December 31, 2014 (in millions):

	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt:
Principal	$0.7	$1.4	$906.4	$1,100.0	$2,008.5
Interest(1)	109.9	215.0	177.6	108.4	610.9
Future minimum payments under operating leases(2)	6.6	11.2	9.4	16.3	43.5
Future minimum payments under capital leases(2)	1.4	1.3	0.2	—	2.9
Asset retirement obligations	—	—	—	22.0	22.0
Standby letters of credit	15.1	—	—	—	15.1
Growth capital-related purchase commitments and other contractual obligations(3)	30.9	—	—	—	30.9
Total contractual obligations	$164.6	$228.9	$1,093.6	$1,246.7	$2,733.8

(1)
$555.0 million of our long-term debt is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 2.66% and 4.75% at December 31, 2014. These rates have been applied for each period presented in the table.

(2)	See Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 12 for a further discussion of these obligations.

(3)
Includes identified growth projects primarily related to the Arrow growth projects in the Bakken Shale, certain upgrades to the US Salt facility, growth and maintenance contractual purchase obligations in our G&P segment, as well as environmental obligations included in other current liabilities on our balance sheet. Other contractual purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules of this annual report on Form 10-K.

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

Goodwill Impairment

Our goodwill represents the excess of the amount we paid for a business over the fair value of the net identifiable assets acquired. We assign the goodwill related to these acquisitions to reporting units, which are discrete operating components of the entities that we individually manage. We determined our reporting units based on the discrete financial information that our segment management uses to make decisions about resource allocation and to assess the performance of the individual components of the business. Our reporting units, and the goodwill that was assigned to each of those reporting units, were as follows as of December 31, 2014 (in millions):

Reporting Segment and Unit	Goodwill
G&P
Marcellus	$8.6
Fayetteville	72.5
Granite Wash(1)	—
Storage and Transportation
Northeast Storage and Transportation	726.3
NGL and Crude Services
Arrow	45.9
Bath	29.0
COLT	668.3
US Salt	12.6
Watkins Glen	66.2
Crude Transportation	3.2
Total	$1,632.6

(1)	We incurred a full impairment related to our Granite Wash reporting unit which is discussed in further detail below.

We evaluate goodwill for impairment annually on December 31, and whenever events or changes indicate that it is more likely than not that the fair value of a reporting unit could be less than its carrying amount. This evaluation requires us to compare the fair value of each of our reporting units to its carrying value (including goodwill). If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired.

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

Our quantitative goodwill impairment assessment at December 31, 2014 indicated that four of our reporting units, Granite Wash (G&P), Fayetteville (G&P), US Salt (NGL and Crude Services) and Watkins Glen (NGL and Crude Services) had fair values less than their carrying amounts as of December 31, 2014. We performed a “step two” impairment test for these reporting units which requires us to treat the reporting units as if they had been acquired in a business combination as of December 31, 2014 and assign the fair value of the reporting unit to all of its assets and liabilities. The carrying value of the goodwill is compared to the new implied fair value of goodwill and an impairment is recognized for any amount the carrying value exceeds the implied fair value. Based on that step two impairment test, we noted that our Granite Wash and our Fayetteville goodwill incurred an impairment of $14.2 million and $4.3 million, respectively, which resulted from announcements during the fourth quarter of 2014 by our major customers in the reporting units that they would cease any substantial drilling in the Granite Wash and the Fayetteville Shale in the near future given current and future anticipated market conditions related to natural gas, which negatively impacted our future cash flows, and therefore fair value, of our Granite Wash and Fayetteville reporting units. We also noted that our US Salt goodwill incurred an impairment of $2.2 million as of December 31, 2014, which resulted from the loss of a significant customer in 2014 which we determined was unlikely to be replaced in the near future given current and future anticipated market conditions. Our Watkins Glen goodwill also incurred an impairment of $28.1 million as of December 31, 2014, which resulted from continued delays in permitting of the proposed NGL storage facility. Although we believe it is probable that the storage project will be placed in service, uncertainty surrounding the timing of placing that project in service caused the fair value of our Watkins Glen reporting unit to fall below its carrying value as of December 31, 2014.

We continue to monitor the remaining $72.5 million and $12.6 million of goodwill assigned to our Fayetteville and US Salt reporting units, and we could experience additional impairments of the remaining goodwill in the future if we receive additional negative information about market conditions or the intent of our customers related to those operations. We also continue to monitor the remaining $66.2 million of goodwill assigned to our Watkins Glen reporting unit, and we could experience additional impairments of the remaining goodwill in the future if we receive negative information about the timing or our ability to receive the required permitting related to the proposed NGL storage facility.

During the year ended December 31, 2013, we recorded an impairment of goodwill of approximately $4.1 million on our Haynesville/Bossier Shale system as a result of a decrease in anticipated revenues to be generated from those operations due primarily to our inability to renew and extend a significant revenue contract that expired in mid-2013.

We acquired all of the reporting units in our Storage and Transportation segment and our NGL and Crude Services segment during 2013, and finalized the purchase price allocations for these acquisitions during 2014, at which time we recorded the assets, liabilities and goodwill of those reporting units at fair value.  As a result, any level of decrease in the forecasted cash flows of those businesses from the date of acquisition would likely result in the fair value of the reporting unit to fall below the carrying value of the reporting unit, and could result in an assessment of whether that reporting unit’s goodwill could be impaired.  In particular, a 8% decrease in the estimated future cash flows or a 0.6% increase in the discount rate used to estimate the fair value of our COLT (NGL and Crude Services) reporting unit could have resulted in an impairment of goodwill.

Long-Lived Assets

Our long-lived assets consist primarily of property, plant and equipment and intangible assets that have been obtained through multiple historical business combinations. The initial recording of a majority of these long-lived assets was at fair value, which is estimated by management primarily utilizing market-related information and other projections on the performance of the assets acquired. Management reviews this information to determine its reasonableness in comparison to the assumptions utilized in determining the purchase price of the assets in addition to other market-based information that was received through the purchase process and other sources. These projections also include projections on potential and contractual obligations assumed in these acquisitions. Due to the imprecise nature of the projections and assumptions utilized in determining fair value, actual results can, and often do, differ from our estimates.

We also utilize assumptions related to the useful lives and related salvage value of our property, plant and equipment in order to determine depreciation and amortization expense each period. Due to the imprecise nature of the projections and assumptions utilized determining useful lives, actual results can, and often do, differ from our estimates.

To estimate the useful life of our finite lived intangible assets we utilize assumptions of the period over which the assets are expected to contribute directly or indirectly to our future cash flows. Generally this requires us to amortize our intangible asset based on the expected future cash flows (to the extent they are reliably determinable) or on a straight-line basis (if they are not readily determinable) of the acquired contracts or customer relationships. Due to the imprecise nature of the projections and assumptions utilized in determining future cash flows, actual results can, and often do, differ from our estimates.
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value of our assets based on our long-lived assets' ability to generate future cash flows on an undiscounted basis. This differs from our evaluation of goodwill, for which we perform an annual routine assessment of the recoverability of goodwill utilizing fair value estimates that primarily utilize discounted cash flows in the estimation process (as described above), and accordingly a reporting unit that has experienced a goodwill impairment may not experience a similar impairment of the underlying long-lived assets included in that reporting unit.
The value of the assets to be disposed of is estimated at the date a commitment to dispose of the asset is made. Our estimate of any loss associated with an asset sale is dependent on certain assumptions we make with respect to the net realizable value of the particular asset.

We incurred a $20.0 million impairment of our intangible assets and $13.2 million impairment of our property, plant and equipment related to our Granite Wash operations during the year ended December 31, 2014, which resulted from an announcement during the fourth quarter of 2014 by our major customer of those assets that they would cease any substantial drilling in the Granite Wash in the near future given current and future anticipated market conditions related to natural gas, which negatively impacted our future cash flows related to these operations.  Our other operations that incurred goodwill impairments during 2014 did not incur any significant impairments on their long-lived assets based on our assessment that the undiscounted cash flows related to those assets exceeded their carrying value at December 31, 2014. We did not record any significant impairments of our long-lived assets during 2013 or 2012.

Projected cash flows of our long-lived asset are generally based on current and anticipated future market conditions, which require significant judgment to make projections and assumptions about pricing, demand, competition, operating costs, construction costs, legal and regulatory issues and other factors that may extend many years into the future and are often outside of our control. If those cash flow projections indicate that the long-lived asset's carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value we would receive if we sold the asset, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.
Revenue Recognition

We gather, treat, compress, process, store, transport and sell various commodities pursuant to fixed-fee and percent-of-proceeds contracts. We recognize revenue on these contracts when certain criteria are met, the most important of which is that the delivery of the service has been performed. Certain of our contracts in our NGL and crude services segment and our gathering and processing segment contain minimum volume features under which the customers must deliver a set quantity of crude or gas or pay a deficiency fee based on the amount the customers’ actual volume is short of the contractual minimum volume. The minimum volume feature generally allows customers a recoupment period in subsequent periods to make up certain previous volumetric shortfalls by delivering additional crude or gas above their minimum threshold. We recognize revenue from these contracts based on the physical volume that is delivered to our systems in the current period and any minimum volume deficiency amounts billable to customers under the minimum volume features are recorded as a deferred revenue liability until we determine that the revenue is earned. We will recognize the deferred revenue as income at such time as the customer does not have the physical ability to make up the deficiency due to system capacity limitations or the contractually allowed recoupment period expires. At December 31, 2014 and 2013, we had deferred revenue of approximately $11.6 million and $1.6 million, which is reflected as accrued expenses and other liabilities on our consolidated balance sheets.

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

As of December 31, 2014, the carrying value and fair value of our fixed rate debt instruments (including debt fair value adjustments) was approximately $1,455.0 million and $1,415.4 million, respectively. As of December 31, 2013, the carrying value and fair value of our fixed rate debt instruments was approximately $1,455.9 million and $1,510.4 million, respectively. For a further discussion of our fixed rate debt, see Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 7.

As of December 31, 2014, we had a $1.0 billion revolving credit facility subject to the risk of loss associated with changes in interest rates. At December 31, 2014, we had obligations totaling $555.0 million under our revolving credit facility. These obligations expose us to the risk of increased interest payments in the event of increases in short-term interest rates. We may hedge portions of our borrowings under our revolver from time to time; however, we did not have any hedging instruments as of December 31, 2014. Floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the interest rate on our revolver were to fluctuate by 1% from the rate as of December 31, 2014, our annual interest expense would have changed by a total of $5.6 million.

Commodity Price, Market and Credit Risk

Inherent in our business are certain business risks, including market risk and credit risk.

Market Risk

We typically do not take title to the natural gas, NGLs or crude oil that we gather, store, or transport for our customers. However, we do take title to (i) NGLs under certain of our percent-of-proceeds contracts (G&P segment); (ii) crude oil purchased from certain of our Arrow producer customers for our marketing operations (NGL and crude oil segment) and from third party producers for our proprietary marketing operations (NGL and crude oil segment); and (iii) line pack and base gas that we purchase for our natural gas storage and transportation facilities (storage and transportation segment) and line fill that we purchase for our crude oil transportation commitments (NGL and crude oil segment).  Our current business model is designed to minimize our exposure to fluctuations in commodity prices, although we are willing to assume commodity price risk in certain processing and marketing activities.  We remain subject to volumetric risk under contracts without minimal volume commitments or take-or-pay pricing terms, but absent other market factors that could adversely impact our operations (e.g., market conditions that negatively influence our producer customers decisions to develop or produce hydrocarbons), changes in the price of natural gas, NGLs or crude oil should not materially impact our operations.

During the third quarter of 2014, we entered into daily and short-term forward crude purchase and sale agreements in our NGL and crude services segment related to available capacity on our crude contracts and facilities for our operations located in the Bakken and PRB Niobrara Shale plays. We entered into such contracts to reduce the effect of price volatility on our product costs and protect the value of our inventory positions. We attempt to balance our contractual portfolio by purchasing volumes only when we have a matching purchase commitment from our marketing customers. As of December 31, 2014, our outstanding positions related to these activities were not material.

Credit Risk

Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. We take an active role in managing and controlling credit risk and have established control procedures, which are reviewed on an ongoing basis. We have diversified our credit risk through having long term contracts with many investment grade customers and creditworthy producers. Additionally, we perform credit analyses of our customers on a regular basis pursuant to our corporate credit policy. We have not had any significant losses due to failures to perform by our counterparties.

In February 2015, Quicksilver, our significant customer in our gathering and processing operations in the Barnett Shale, announced its decision not to make an interest payment due under its indenture and to enter into a 30-day grace period under the applicable indenture. To the extent that the interest payment is not made during the grace period and a debt restructuring plan is not reached between Quicksilver and its creditors, this could result in an event of default which may lead Quicksilver to seek voluntary protection under Chapter 11 of the United States Bankruptcy Code. Although Quicksilver has paid us for all obligations we billed to them as of December 31, 2014 and through the filing date of this Form 10-K, we are closely monitoring Quicksilver's liquidity to ensure continued receipt of prompt payment of invoices submitted to Quicksilver.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Part IV, Item 15, Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon our assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting is effective, based upon those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated February 27, 2015, on the effectiveness of our internal control over financial reporting, which is included herein.

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

Executive Officers and Directors	Age	Position with our General Partner
Robert G. Phillips	60	President, Chief Executive Officer and Director
J. Heath Deneke	41	President, Natural Gas Business Unit
William C. Gautreaux	51	President, Liquids and Crude Business Unit
Michael J. Campbell	45	Senior Vice President, Chief Financial Officer(1)
Steven M. Dougherty	42	Senior Vice President, Chief Accounting Officer
Joel C. Lambert	46	Senior Vice President, General Counsel and Corporate Secretary
William H. Moore	35	Senior Vice President, Strategy and Corporate Development
Joel D. Moxley	56	Senior Vice President, Operations Services
Alvin Bledsoe	66	Director
Michael G. France	37	Director
Philip D. Gettig	69	Director
Warren H. Gfeller	62	Director
David Lumpkins	60	Director
John J. Sherman	59	Director
David M. Wood	57	Director

(1)
On January 16, 2015, Michael J. Campbell resigned as Chief Financial Officer of our general partner and CEQP's general partner, effective as of March 31, 2015. On January 20, 2015, the board of directors of general partner and CEQP's general partner appointed Robert T. Halpin as Chief Financial Officer effective on the effective date of Mr. Campbell's resignation.

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

Michael J. Campbell has served as the Senior Vice President - Chief Financial Officer of our general partner and CEQP’s general partner since September 2012. He joined Legacy Inergy in 2003 and served as the Vice President and Treasurer from May 2005 to September 2012. He previously served as Director of Financial Analysis in the Corporate Development department at Aquila, Inc., and as Manager of Crude and Structured Products Trading Support at Koch Industries. On January 16, 2015, Michael J. Campbell resigned as Chief Financial Officer of our general partner and CEQP's general partner, effective as of March 31, 2015.

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

David Lumpkins was appointed as a member of our general partner’s board of directors in October 2013. He served as the Executive Chairman of the board of PetroLogistics GP LLC, the general partner of PetroLogistics LP. prior to its acquisition by Flint Hills Resources LLC in July 2014. Mr. Lumpkins has been affiliated with the private equity firm Lindsay Goldberg since 2000, during which time he has worked on a number of investment opportunities in the petrochemical and energy mid-stream industries. Prior to his affiliation with Lindsay Goldberg, Mr. Lumpkins worked in the investment banking industry for 17 years principally for Morgan Stanley and Credit Suisse. In 1995, Mr. Lumpkins opened Morgan Stanley’s Houston office and served as head of the firm’s southwest region. Mr. Lumpkins currently serves on the board of directors of Westlake Chemical Partners GP LLC. He is a graduate of the University of Texas where he also received his MBA. Mr. Lumpkins’ extensive experience in the petrochemical, energy midstream and finance industries adds significant value to the board of directors of our general partner.

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

Finance Committee

Our general partner has established a finance committee to assist the board of directors in fulfilling its oversight responsibilities across the principal areas of corporate finance and risk management. The sole member and chairman of the finance committee is David Lumpkins.

Board Leadership Structure

The board has no policy that requires that the positions of the Chairman of the Board (the Chairman) and the Chief Executive Officer be separate or that they be held by the same individual. The board believes that this determination should be based on circumstances existing from time to time, including the composition, skills and experience of the board and its members, specific challenges faced by us or the industry in which we operate, and governance efficiency. Based on these factors, Robert Phillips serves as our Chairman and Chief Executive Officer.

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

Communication with the Board of Directors

We have established a procedure by which unitholders or interested parties may communicate directly with the board of directors, any committee of the board, any of the independent directors or any one director serving on the board of directors by sending written correspondence addressed to the desired person, committee or group to the attention of Joel C. Lambert, Senior Vice President, General Counsel, 700 Louisiana Street, Suite 2550, Houston, TX 77002. Communications are distributed to the board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and report of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. Except for a one day late Form 4 filing for John Sherman reporting the sale of 30,000 CMLP units, to our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, all other section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

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

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2014.

David Wood
Warren Gfeller
Members of the Compensation Committee

Director Compensation Tables

The following table sets forth the cash and non-cash compensation by each person who served as a non-employee director of our general partner during Fiscal 2014.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Total ($)
Alvin Bledsoe	80,000	79,257	159,257
Michael France	60,000	79,257	139,257
Philip Gettig	100,000	79,257	179,257
Warren Gfeller	80,000	79,257	159,257
David Lumpkins	90,000	79,257	169,257
John Sherman	60,000	79,257	139,257
David Wood	70,000	79,257	149,257

(1)
Reflects the value of restricted unit awards, calculated in accordance with ASC 718, disregarding estimated forfeitures. See Part IV, Item 15, Exhibits, Financial Statement Schedules, Note 11 to our consolidated financial statements for the fiscal year ending December 31, 2014 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards. These restricted unit grants will vest on ratably over a three year period beginning one year from the grant date. As of December 31 2014, Messrs. Bledsoe, France, Gettig, Lumpkins, Sherman and Wood each held 4,127 restricted units and Mr. Gfeller held 4,878 restricted units.

Compensation of Directors

Officers of our general partner who also serve as directors do not receive additional compensation. Each director receives cash compensation of $80,000 per year for serving on our board of directors; provided, however, that if a non-employee directors serves on both our board of directors and the board of directors of Crestwood Equity Partners GP LLC, the director receives annual cash compensation of $60,000 for each board. The lead director, audit committee chairperson, conflicts committee chairperson and finance committee chairperson each receive additional cash compensation of $20,000 per year and the compensation committee chairperson receives additional cash compensation of $10,000 per year. All cash compensation is paid to the non-employee directors in quarterly installments. Additionally, each non-employee director receives an annual grant of restricted units under our long-term incentive plan equal to $80,000 in value that vests on the first anniversary of the date of issuance.

Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

Compensation Committee Interlocks and Insider Participation

David Wood and Warren Gfeller serve as the members of the compensation committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth certain information as of February 19, 2014, regarding the beneficial ownership of our common units by:

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

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Class A Preferred Units Beneficially Owned	Percentage of Class A Preferred Units Beneficially Owned
Magnetar Financial LLC(2)	—	—	10,266,029	56.0%
GSO COF II Holdings Partners LP(3)	—	—	7,332,878	40.0%
Crestwood Holdings Partners LLC(4)(6)	27,995,823	14.9%	—	—
Crestwood Gas Services Holdings LLC(5)(7)	18,339,314	9.7%	—	—
Crestwood Holdings LLC(6)(8)	2,497,071	*	—	—
Crestwood Equity Partners LP(7)(8)	7,159,438	3.8%	—	—
Crestwood Gas Services GP LLC	21,597	*	—	—
Kayne Anderson Capital Advisors, L.P.(9)	19,490,644	10.4%	—	—
Neuberger Berman Group LLC (10)	19,866,291	10.5%	—	—
Oppenheimer Funds, Inc.(11)	13,632,073	7.3%	—	—
ALPS Advisors, Inc.(12)	9,546,176	5.0%	—	—
Alvin Bledsoe	76,602	*	—	—
Michael J. Campbell	63,781	*	—	—
J. Heath Deneke	45,591	*	—	—
Steven M. Dougherty	47,028	*	—	—
Michael G. France	16,652	*	—	—
William C. Gautreaux	1,242,733	*	—	—
Philip D. Gettig	34,493	*	—	—
Warren H. Gfeller	73,562	*	—	—
Joel C. Lambert	30,361	*	—	—
David Lumpkins	49,397	*	—	—
William H. Moore	47,644	*	—	—
Joel D. Moxley	19,891	*	—	—
Robert G. Phillips	149,059	*	—	—
John J. Sherman	4,882,587	2.6%	—	—
David M. Wood	9,397	*	—	—
Directors and executive officers as a group (15 persons)	6,788,778	3.6%	—	—

* Indicates less than 1%

(1) Unless otherwise indicated, the contact address for all beneficial owners in this table is 700 Louisiana Street, Suite 2550, Houston, Texas 77002.

(2) Class A Units are held in various Magnetar funds and managed accounts as follows: MTP Energy Master Fund Ltd. (4,583,052), MTP Energy CM LLC (2,310,700), MTP Energy Opportunities Fund LLC (1,099,930), Magnetar Structured Credit Fund, LP (454,936), Magnetar Constellation Fund IV LLC (379,842), Compass HTV LLC (364,036), Magnetar Capital Fund II LP (311,379), Blackwell Partners LLC (227,228), Magnetar Global Event Driven Fund LLC (226,380), Magnetar Andromeda Select Fund LLC (183,316), Hipparchus Fund LP (73,749) and Spectrum Opportunities Fund LP (51,481). The address for Magnetar Financial LLC is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.
(3) Mailing address for GSO COF Holdings Partners LP is 345 Park Avenue, 31st Floor, New York, NY 10154.
(4) Crestwood Holdings is the ultimate parent company of Crestwood Gas Services Holdings LLC and may, therefore, be deemed to beneficially own the units held by Crestwood Holdings.
(5) Crestwood Gas Services Holdings LLC, an indirect wholly owned subsidiary of Crestwood Holdings, owns a 100% interest in our General Partner and a 9.8% limited partner interest in us.
(6) Crestwood Holdings LLC is an indirect wholly owned subsidiary of Crestwood Holdings.
(7) Crestwood Holdings owns an indirect 28.9% limited partner unit interest in Crestwood Equity Partners LP , including the ownership of 4,387,889 subordinated units. Crestwood Holdings indirectly owns the sole general partner Crestwood Equity Partners LP.
(8) Crestwood Holdings has shared voting power and shared investment power with Crestwood Gas Services Holdings LLC, Crestwood Holdings LLC, Crestwood Holdings II LLC, FR XI CMP Holdings LLC, FR Midstream Holdings LLC, First Reserve GP XI, L.P., First Reserve GP XI, Inc., and William E. Macaulay over 27,995,823 common units of Crestwood Midstream Partners LP. Crestwood Midstream Holdings LP owns the sole general partner of CMLP and incentive distribution rights (which represent the right to receive increasing percentages of quarterly distributions in excess of specified amounts) in us.
(9) According to a Schedule 13G/A filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne with the SEC on January 10, 2014, Kayne Anderson Capital Advisors, L.P. together with Richard A. Kayne have shared voting and dispositive power over 19,490,644 common units. The reported units are owned by investment accounts (investment limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P., as a registered investment adviser. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company. The address of Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.
(10) According to a Schedule 13G/A filed by Neuberger Berman Group LLC, with the SEC on February 9, 2015, Neuberger Berman Group LLC has shared voting power over 19,250,109 common units and shared dispositive power over 19,866,291 common units. The address of Neuberger Berman Group LLC is 605 Third Avenue, New York, New York 10158. Neuberger Berman Group LLC disclaims beneficial ownership of these units.
(11) According to a Schedule 13G/A filed by Oppenheimer Funds, Inc., with the SEC on February 4, 2015, Oppenheimer Funds, Inc. has shared voting power over 13,632,073 common units and dispositive power over 13,632,073 common units. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York. Oppenheimer Funds, Inc. disclaims beneficial ownership of these units.
(12) According to a Schedule 13G filed by ALPS Advisors, Inc.., with the SEC on February 17, 2015, ALPS Advisors, Inc. has shared voting power and dispositive over 9,546,176 common units. The address of ALPS Advisors, Inc. is 1290 Broadway, Suite 1100, Denver, Colorado 80203. ALPS Advisors, Inc. disclaims beneficial ownership of these units.

See Item 5 of this report for certain information regarding securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships, Related Transactions and Director Independence.

For a discussion of director independence, see Item 10, Directors, Executive Officers and Corporate Governance.
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

Distributions of available cash to our general partner and its affiliates
Assuming we make in-kind distributions on our Class A Preferred Units until the first quarter following the quarter ending June 30, 2017, we will generally make cash distributions 100% to our common unitholders, until each common unit has received the initial quarterly distribution of $0.37. Our general partner will not receive cash distributions on its non-economic general partner interest. If distributions exceed the initial quarterly distribution of $0.37 per unit, CEQP will be entitled to 50% of our cash distributions above the initial quarterly distribution level in respect of its IDRs.

In 2014, we made approximately $11.7 million of distributions to our general partner and its affiliates as holders of our common units. In 2014, we also paid approximately $30.1 million to our general partner in respect of the IDRs.

Payments to our general partner and its affiliates
Neither our general partner nor CEQP will receive any management fee or other compensation for the management of our business. However, prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including CEQP, for all direct and indirect expenses incurred on our behalf, which were approximately $105.6 million in 2014 (including $48.9 million in reimbursements of direct personnel related expenses). Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

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
CEQP’s indemnification obligations to us includes certain liabilities relating to:

•
the ownership and operation of our assets prior to our initial public offering (IPO), provided that amounts are only payable to us after our liabilities have exceeded $100,000 and then only for such amounts in excess of $100,000; and

•	until the first day after the applicable statute of limitations, any of our federal, state and local income tax liabilities attributable to the ownership and operation of our assets prior to our IPO.

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
During the year ended December 31, 2014, we paid approximately $56.7 million to CEQP pursuant to the omnibus agreement.
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
Other Transactions with Related Persons
We provide firm storage services utilizing 100% of the operationally available storage capacity at our Bath storage facility to an affiliate, Crestwood Services LLC, under a five-year contract entered into in March 2011. As of December 31, 2014 the annual storage fee was approximately $13.6 million. The terms and conditions of the storage contract are consistent with the terms and conditions of the storage leases that Crestwood Services has entered into with third parties.
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
On December 4, 2014, Tres Palacios Holdings LLC (Tres Holdings), the newly formed joint venture between us and and affiliate of Brookfield Infrastructure Group (Brookfield) completed the acquisition of Tres Palacios Gas Storage LLC (Tres Palacios) from CEQP for total cash consideration of approximately $132.8 million, of which we paid $66.4 million. We own 50.01% of Tres Holdings and are the operator of Tres Palacios and its assets. The terms of the transaction were unanimously approved by the board of directors of our general partner and CEQP's general partner based on the unanimous approval and recommendation of their respective conflicts committees, which each consisted entirely of independent directors.
As part of the transaction, we entered into an operating agreement with Tres Palacios pursuant to which we are responsible for the operating and maintenance of the Tres Palacios facilities as well as certain administrative and other general services identified in the agreement.
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

Item 14. Principal Accountant Fees and Services.

Effective as of October 7, 2013, the Audit Committee of the Board (the Board) of Directors of Crestwood Midstream GP LLC dismissed Deloitte & Touche LLP (Deloitte) as the independent registered public accounting firm of Legacy Crestwood and approved the engagement of Ernst & Young LLP (E&Y) as the principal accountant to audit the partnership’s financial statements as of and for the fiscal year ending December 31, 2013. Legacy Crestwood is the accounting predecessor to the partnership and its financial statements now constitute the primary financial statements of the partnership.

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

The following table presents fees billed for professional audit services rendered for the audit of our annual financial statements and for other services for the years ended December 31, 2014 and 2013 (in millions):

	Ernst & Young LLP		Deloitte & Touche LLP
	2014	2013	2013
Audit fees(1)	$2.3	$2.8	$1.1

(1)
Includes fees for the integrated audit of annual financial statements and internal control over financial reporting, reviews of related quarterly financial statements and reviews of and issuances of comfort letters related to other documents filed with the SEC.

The audit committee of our general partner reviewed and approved all audit and non-audit services provided to us during 2014. For information regarding the audit committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our audit committee charter on our website at www.crestwoodlp.com.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

See Index Page for Financial Statements.

2.
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

2.3
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

3.2
Amendment to the Certificate of Limited Partnership of Crestwood Midstream Partners LP (f/k/a Inergy Midstream, L.P.) (incorporated herein by reference to Exhibit 3.2 to the Partnership’s Form 8-K filed on October 10, 2013)

3.3
First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P., dated December 21, 2011 (incorporated herein by reference to Exhibit 4.2 to Inergy Midstream, L.P.'s Form S-8 filed on December 21, 2011)

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Inergy Midstream, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Midstream, L.P.’s Form 8-K filed on October 1, 2013)

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP (f/k/a Inergy Midstream, L.P.) (incorporated herein by reference to Exhibit 3.1 to the Partnership’s Form 8-K filed on October 10, 2013)

3.6
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP dated as of June 17, 2014 (incorporated herein by reference to Exhibit 3.1 to the Partnership's Form 8-K filed on June 19, 2014)

3.7	Certificate of Formation of NRGM GP, LLC (incorporated herein by reference to Exhibit 3.7 to Inergy Midstream, L.P.'s Form S-1/A filed on November 21, 2011)

3.8	Certificate of Amendment of Crestwood Midstream GP LLC (f/k/a NRGM GP, LLC) (incorporated herein by reference to Exhibit 3.37 to the Partnership’s Form S-4 filed on October 28, 2013)

3.9
Amended and Restated Limited Liability Company Agreement of NRGM GP, LLC, dated December 21, 2011 (incorporated herein by reference to Exhibit 3.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

Exhibit Number	Description
3.10
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
4.14
Supplemental Indenture No. 4, dated April 11, 2013, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.5 to Crestwood Midstream Partners LP’s Form S-4/A filed on April 30, 2013)

4.15
Supplemental Indenture No. 5, dated October 7, 2013, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, Crestwood Midstream Partners LP (f/k/a Inergy Midstream, L.P.), Crestwood Midstream Finance Corp. (f/k/a NRGM Finance Corp.), the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A, (incorporated herein by reference to Exhibit 4.1 the Partnership’s Form 8-K filed on October 10, 2013)

4.16
Supplemental Indenture No. 6, dated November 8, 2013, by and among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corp., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.3 to the Partnership’s Form 8-K filed on November 12, 2013)

4.17
Registration Rights Agreement, dated April 1, 2011, among Crestwood Midstream Partners LP, Crestwood Midstream Finance Corporation, the Guarantors named therein and UBS Securities LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC and RBS Securities Inc., as the initial purchasers (incorporated by reference to Exhibit 4.3 to Crestwood Midstream Partners LP’s Form 8-K file on April 5, 2011)

4.18
Registration Rights Agreement, dated June 19, 2013, by and among Inergy Midstream, L.P., John J. Sherman, Crestwood Holdings LLC and Crestwood Gas Services Holdings LLC (incorporated herein by reference to Exhibit 4.1 to Inergy Midstream, L.P.’s Form 8-K filed on June 19, 2013)

4.19
Registration Rights Agreement, dated as of June 17, 2014, by and among Crestwood Midstream Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Partnership's Form 8-K filed on June 19, 2014)

10.1
Contribution, Conveyance and Assumption Agreement, dated December 21, 2011, by and among Inergy GP, LLC, Inergy, L.P., Inergy Propane, LLC, MGP GP, LLC, Inergy Midstream Holdings, L.P., NRGM GP, LLC and Inergy Midstream, L.P. (incorporated herein by reference to Exhibit 10.1 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

10.2
Omnibus Agreement, dated December 21, 2011, by and among Inergy GP, LLC, Inergy, L.P., NRGM GP, LLC and Inergy Midstream, L.P. (incorporated herein by reference to Exhibit 10.2 to Inergy Midstream, L.P.'s Form 8-K filed on December 22, 2011)

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

Exhibit Number	Description
10.10
Voting Agreement, dated May 5, 2013, by and among Inergy Midstream, L.P., NRGM GP, LLC, Intrepid Merger Sub, LLC, Crestwood Gas Services GP LLC, Crestwood Gas Services Holdings LLC, Crestwood Holdings LLC and Crestwood Midstream Partners LP (incorporated herein by reference to Exhibit 10.1 to Inergy Midstream, L.P.’s Form 8-K filed on May 9, 2013)

10.11
Option Agreement, dated May 5, 2013, by and among Inergy, L.P., Inergy Midstream, L.P., NRGM GP, LLC, Intrepid Merger Sub, LLC, Crestwood Gas Services GP LLC, Crestwood Gas Services Holdings LLC and Crestwood Holdings LLC (incorporated herein by reference to Exhibit 10.2 to Inergy Midstream, L.P.’s Form 8-K filed on May 9, 2013)

10.12
Credit Agreement, dated October 7, 2013, by and among Crestwood Midstream Partners LP, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on October 10, 2013)

10.13
Amendment No. 1 dated as of June 11, 2014, to the Credit Agreement dated as of October 7, 2014, among the Partnership, Wells Fargo Bank, as Administrtive Agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on August 7, 2014

10.14
Assignment and Conveyance, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (incorporated herein by reference to Exhibit 10.13 to Form S-1/A of Crestwood Midstream Partners LP, File No. 333-140599, filed on July 30, 2007).

10.15
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

10.17
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

10.19
Omnibus Agreement, dated October 8, 2010, by and among Crestwood Midstream Partners LP, Crestwood Gas Services GP LLC and Crestwood Holdings Partners, LLC (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on October 13, 2010)

10.20
Extension Agreement, dated December 3, 2008, between Quicksilver Gas Services LP and Quicksilver Resources Inc. (incorporated herein by reference to Exhibit 10.8 to Crestwood Midstream Partners LP’s Form 10-K for the year ended December 31, 2009 filed on March 15, 2010)

10.21
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

10.22	Waiver, dated November 19, 2009, by Quicksilver Gas Services GP LLC (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on November 23, 2009)

10.23	Waiver, dated November 19, 2009, by Quicksilver Resources Inc. (incorporated herein by reference to Exhibit 10.2 to Crestwood Midstream Partners LP’s Form 8-K filed on November 23, 2009)

10.24
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

Exhibit Number	Description
10.25
Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 10-Q for the quarter ended September 30, 2008 filed on November 6, 2008)

10.26
Second Amendment to the Sixth Amended and Restated Gas Gathering and Processing Agreement, dated as of October 1, 2010, by and among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (incorporated herein by reference to Exhibit 10.16 to Crestwood Midstream Partners LP’s Form 10-K for the year ended December 31, 2010 filed on February 25, 2011)

10.27
Gas Gathering Agreement, effective December 1, 2009, between Cowtown Pipeline L.P. and Quicksilver Resources Inc. (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on January 8, 2010)

10.28
Amendment to Gas Gathering Agreement, dated as of October 1, 2010, by and between Quicksilver Resources Inc. and Cowtown Pipeline Partners L.P. (incorporated herein by reference to Exhibit 10.18 to Crestwood Midstream Partners LP’s Form 10-K for the year ended December 31, 2010 filed on February 25, 2011)

10.29
Addendum and Amendment to Gas Gathering and Processing Agreement Mash Unit Lateral, effective as of January 1, 2009, by and among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (incorporated herein by reference to Exhibit 10.15 to Crestwood Midstream Partners LP’s Form 10-K for the year ended December 31, 2009 filed on March 15, 2010)

10.30
Joint Operating Agreement, dated October 1, 2010, but effective as of July 1, 2010, between Quicksilver Resources Inc., Quicksilver Gas Services LP and Quicksilver Gas Services GP LLC (incorporated herein by reference to Exhibit 10.20 to Crestwood Midstream Partners LP’s Form 10-K for the year ended December 31, 2010 filed on February 25, 2011).

10.31
Guarantee, dated as of February 24, 2012, by Crestwood Holdings LLC and Crestwood Midstream Partners LP, in favor of Antero Resources Appalachian Corporation (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on February 28, 2012)

10.32
Gas Gathering and Compression Agreement, dated as of January 1, 2012, by and between Antero Resources Appalachian Corporation and Crestwood Marcellus Midstream LLC (incorporated herein by reference to Exhibit 10.23 to Crestwood Midstream Partners LP’s Form 10-K filed on February 28, 2013)

10.33
Purchase and Sale Agreement, dated June 21, 2013 by and between RKI Exploration & Production, LLC, Crestwood Niobrara LLC and Crestwood Midstream Partners LP (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed June 24, 2013)

10.34
Amended and Restated Limited Liability Company Agreement of Crestwood Niobrara LLC, dated July 19, 2013 (incorporated herein by reference to Exhibit 10.1 to Crestwood Midstream Partners LP’s Form 8-K filed on July 22, 2013)

10.35
Class A Preferred Unit Purchase Agreement, dated as of June 17, 2014, by and among Crestwood Midstream Partners LP and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on June 19, 2014)

10.36
Board Representation and Standstill Agreement, dated as of June 17, 2014, by and among Crestwood Midstream GP LLC, Crestwood Midstream Partners LP and the Purchasers named herein (incorporated herein by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on June 19, 2014)

10.37
Equity Distribution Agreement, dated July 10, 2014, by and among the Partnership, the General Partner and the Managers named therein (incorporated herein by reference to Exhibit 1.1 to the Partnership's Form 8-K filed on July 9, 2014)

**12.1	Computation of Ratio of Earnings to Fixed Charges

16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16.1 to the Partnership’s Form 8-K filed on October 10, 2013)

**21.1	List of subsidiaries of Crestwood Midstream Partners LP

**23.1	Consent of Ernst & Young LLP

Exhibit Number	Description

**23.2	Consent of Deloitte & Touche LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts or compensatory plans or arrangements
**	Filed herewith

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Crestwood Midstream Partners, LP
Consolidated Financial Statements

December 31, 2014 and 2013 and each of the
Three Years in the Period Ended
December 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors of Crestwood Midstream GP LLC and Unitholders of Crestwood Midstream Partners LP
We have audited the accompanying consolidated balance sheets of Crestwood Midstream Partners LP (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crestwood Midstream Partners LP at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crestwood Midstream Partners LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Crestwood Midstream Partners LP

We have audited the accompanying statements of operations, cash flows, and partners’ capital of Crestwood Midstream Partners LP and subsidiaries (the “Partnership”) for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Crestwood Midstream Partners LP and subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements give effect to the acquisition of Crestwood Marcellus Midstream LLC by the Partnership on January 8, 2013, which has been accounted for at historical cost as a reorganization of entities under common control as described in Note 10 to the consolidated financial statements.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. With respect to the unaudited pro forma information presented in Note 3 to the consolidated financial statements for the acquisitions of Inergy Midstream, L.P. and Arrow Midstream Holdings, LLC, such information has not been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, accordingly, we express no opinion on it.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 18, 2013
(February 28, 2014 as to Note 8 and Note 14)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors of Crestwood Midstream GP LLC and Unitholders of Crestwood Midstream Partners LP

We have audited Crestwood Midstream Partners LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Crestwood Midstream Partners LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Crestwood Midstream Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Crestwood Midstream Partners LP and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 27, 2015

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED BALANCE SHEETS (in millions, except unit information)

	December 31,
	2014	2013
Assets
Current assets:
Cash	$4.6	$2.7
Accounts receivable	241.8	205.1
Inventory (Note 4)	8.0	7.0
Prepaid expenses and other current assets	18.7	10.2
Total current assets	273.1	225.0

Property, plant and equipment (Note 4)	3,883.5	3,565.7
Less: accumulated depreciation and depletion	365.4	215.6
Property, plant and equipment, net	3,518.1	3,350.1

Intangible assets (Note 4)	1,013.2	1,025.1
Less: accumulated amortization	137.0	54.3
Intangible assets, net	876.2	970.8

Goodwill	1,632.6	1,682.8
Investment in unconsolidated affiliates (Note 6)	295.1	151.4
Other assets	1.4	21.7
Total assets	$6,596.5	$6,401.8

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$126.1	$154.5
Accounts payable - related party (Note 13)	6.3	8.7
Accrued expenses and other liabilities (Note 4)	122.0	148.4
Current portion of long-term debt (Note 7)	0.7	2.9
Total current liabilities	255.1	314.5

Long-term debt, less current portion (Note 7)	2,012.8	1,867.9
Other long-term liabilities	31.2	26.3
Commitments and contingencies (Note 12)

Partners’ capital (Note 10):
Class A preferred units (17,917,870 issued and outstanding at December 31, 2014)	447.7	—
Common units (187,965,105 and 187,243,989 issued and outstanding at December 31, 2014 and December 31, 2013)	3,678.0	4,092.1
Total Crestwood Midstream Partners LP partners’ capital	4,125.7	4,092.1
Interest of non-controlling partners in subsidiary	171.7	101.0
Total partners’ capital	4,297.4	4,193.1
Total liabilities and partners’ capital	$6,596.5	$6,401.8
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except unit and per unit data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Gathering and processing	$328.5	$216.3	$125.8
Storage and transportation	179.1	90.1	—
NGL and crude services	2,040.3	270.1	—
Related party (Note 13)	17.6	82.1	113.7
	2,565.5	658.6	239.5
Costs of product/services sold:
Gathering and processing	29.1	24.1	23.8
Storage and transportation	14.3	8.7	—
NGL and crude services	1,851.9	230.4	—
Related party (Note 13)	42.2	32.5	15.2
	1,937.5	295.7	39.0
Expenses:
Operations and maintenance	139.0	73.3	43.1
General and administrative (Note 13)	85.4	80.7	29.6
Depreciation, amortization and accretion	221.7	121.7	51.9
	446.1	275.7	124.6
Other operating income (expense):
Gain (loss) on long-lived assets, net	(33.6)	5.4	—
Goodwill impairment	(48.8)	(4.1)	—
Loss on contingent consideration (Note 12)	(8.6)	(31.4)	—
Operating income	90.9	57.1	75.9
Loss from unconsolidated affiliates, net	(0.7)	(0.1)	—
Interest and debt expense, net	(111.4)	(71.4)	(35.8)
Income (loss) before income taxes	(21.2)	(14.4)	40.1
Provision for income taxes	0.7	0.7	1.2
Net income (loss)	(21.9)	(15.1)	38.9
Net (income) loss attributable to non-controlling partners	(16.8)	(4.9)	—
Net income (loss) attributable to Crestwood Midstream Partners LP	(38.7)	(20.0)	38.9
Net income attributable to Class A preferred units	(17.2)	—	—
Net income (loss) attributable to partners	$(55.9)	$(20.0)	$38.9

General partner's interest in net income	$30.1	$26.8	$22.2
Payment to Legacy Crestwood unitholders	$—	$34.9	$—
Limited partners’ interest in net income (loss)	$(86.0)	$(81.7)	$16.7

Net income (loss) per limited partner unit:
Basic	$(0.46)	$(0.82)	$0.26
Diluted	$(0.46)	$(0.82)	$0.26

Weighted-average limited partners’ units outstanding (in thousands):
Basic	187,942	99,183	64,656
Diluted	187,942	99,183	64,656
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (in millions)

	Crestwood Midstream Partners LP
	Class A Preferred Units	Partners	Non-controlling Partners	Total Partners’ Capital
Balance at December 31, 2011	$—	$455.6	$—	$455.6
Net proceeds from issuance of Legacy Crestwood common units	—	217.5	—	217.5
Contributions from general partner	—	249.7	—	249.7
Distributions to general partner	—	(25.8)		(25.8)
Distributions to limited partners	—	(77.7)	—	(77.7)
Unit-based compensation charges	—	1.9	—	1.9
Taxes paid for unit-based compensation vesting	—	(0.4)	—	(0.4)
Net income	—	38.9	—	38.9
Balance at December 31, 2012	—	859.7	—	859.7
Net proceeds from issuance of common units	—	714.0	—	714.0
Issuance of common units for Arrow acquisition	—	200.0	—	200.0
Invested capital from Legacy Inergy, net of debt (Note 3)	—	2,682.3	—	2,682.3
Contributions from general partner	—	15.5	—	15.5
Distribution to general partner	—	(26.2)	—	(26.2)
Distributions to limited partners	—	(214.5)	—	(214.5)
Distribution for additional interest in Crestwood Marcellus Midstream LLC	—	(129.0)	—	(129.0)
Unit-based compensation charges	—	15.8	—	15.8
Taxes paid for unit-based compensation vesting	—	(5.5)	—	(5.5)
Issuance of preferred equity of subsidiary	—	—	96.1	96.1
Net income (loss)	—	(20.0)	4.9	(15.1)
Balance at December 31, 2013	—	4,092.1	101.0	4,193.1
Change in invested capital from Legacy Inergy, net of debt (Note 3)	—	(5.0)	—	(5.0)
Distributions to general partner	—	(41.8)	—	(41.8)
Distribution to general partner for interest in Tres	—	(30.6)	—	(30.6)
Distributions to limited partners	—	(296.5)	—	(296.5)
Issuance of preferred equity of subsidiary	—	—	53.9	53.9
Issuance of Class A preferred units	430.5	—	—	430.5
Unit-based compensation charges	—	18.1	—	18.1
Taxes paid for unit-based compensation vesting	—	(1.6)	—	(1.6)
Other	—	(0.8)	—	(0.8)
Net income (loss)	17.2	(55.9)	16.8	(21.9)
Balance at December 31, 2014	$447.7	$3,678.0	$171.7	$4,297.4
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$(21.9)	$(15.1)	$38.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	221.7	121.7	51.9
Amortization of debt-related deferred costs, discounts and premiums	7.3	9.1	5.5
Unit-based compensation charges	18.1	15.8	1.9
(Gain) loss on long-lived assets, net	33.6	(5.4)	—
Goodwill impairment	48.8	4.1	—
Loss on contingent consideration	8.6	31.4	—
Loss from unconsolidated affiliates, net	0.7	0.1	—
Deferred income taxes	0.6	—	—
Other	—	0.1	(0.2)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	15.1	70.3	(3.5)
Inventories	(1.8)	(0.1)	—
Prepaid expenses and other current assets	(8.6)	3.5	0.8
Accounts payable, accrued expenses and other liabilities	(20.8)	(49.0)	6.8
Reimbursements of property, plant and equipment	21.5	—	—
Net cash provided by operating activities	322.9	186.5	102.1

Investing activities
Acquisitions, net of cash acquired (Note 3)	(19.5)	(561.5)	(564.0)
Purchases of property, plant and equipment	(407.0)	(334.6)	(52.6)
Investment in unconsolidated affiliates	(144.4)	(151.5)	—
Proceeds from sale of assets	—	11.1	—
Net cash used in investing activities	(570.9)	(1,036.5)	(616.6)

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2014	2013	2012
Financing activities
Proceeds from the issuance of long-term debt	$2,089.9	$2,072.8	$706.7
Principal payments on long-term debt	(1,949.8)	(1,634.3)	(534.0)
Payments on capital leases	(3.2)	(4.3)	(3.0)
Payments for debt-related deferred costs	(0.1)	(32.0)	(11.4)
Payments for deferred acquisition costs	—	—	(7.8)
Distributions to limited partners	(296.5)	(204.5)	(77.7)
Distributions to general partner	(41.8)	(26.2)	(25.8)
Distribution to general partner for interest in Tres	(30.6)	—	—
Distribution for additional interest in Crestwood Marcellus Midstream LLC	—	(129.0)	—
Contributions from general partner	—	5.5	249.7
Net proceeds from issuance of common units	—	714.0	217.5
Net proceeds from issuance of preferred equity of subsidiary	53.9	96.1	—
Net proceeds from issuance of Class A preferred units	430.5	—	—
Taxes paid for unit-based compensation vesting	(1.6)	(5.5)	(0.4)
Other	(0.8)	—	—
Net cash provided by financing activities	249.9	852.6	513.8

Net change in cash	1.9	2.6	(0.7)
Cash at beginning of period	2.7	0.1	0.8
Cash at end of period	$4.6	$2.7	$0.1

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$96.9	$56.7	$27.9
Cash paid during the period for income taxes	$0.4	$—	$—

Supplemental schedule of noncash investing and financing activities
Net change to property, plant and equipment through accounts payable and accrued expenses	$(40.6)	$(30.7)	$(1.7)

Acquisitions, net of cash acquired:
Current assets	$0.5	$240.0	$—
Property, plant and equipment	13.5	2,076.8	178.0
Intangible assets	9.4	519.4	384.0
Goodwill	3.6	1,583.2	4.1
Other assets	—	22.3	—
Current liabilities	(2.7)	(243.9)	(0.7)
Debt	(3.5)	(745.0)	—
Invested capital of Crestwood Midstream Partners LP, net of debt (Note 3)	—	(2,882.3)	—
Other liabilities	(1.3)	(9.0)	(1.4)
Total acquisitions, net of cash acquired	$19.5	$561.5	$564.0
See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Description of Business

Organization

Crestwood Midstream Partners LP (the Company or Crestwood) is a publicly-traded (NYSE: CMLP) Delaware limited partnership that provides midstream solutions to customers in the crude oil, NGLs and natural gas sectors of the energy industry. We are engaged primarily in the gathering, processing, storage and transportation of natural gas and NGLs, the marketing of NGLs, and the gathering, storage and transportation of crude oil.

Crestwood Equity Partners LP (CEQP) through its wholly-owned subsidiary, owns a non-economic general partnership interest in us and 100% of our incentive distribution rights (IDRs), which entitle CEQP to receive 50% of all distributions paid to our common unit holders in excess of our initial quarterly distributions of $0.37 per common unit. As of December 31, 2014, CEQP directly owns approximately 4% of our common limited partnership units. CEQP is indirectly owned by Crestwood Holdings LLC (Crestwood Holdings), which is substantially owned and controlled by First Reserve Management, L.P. (First Reserve), which owns approximately 11% of our common units as of December 31, 2014.

On October 7, 2013, we changed our name from Inergy Midstream, L.P. to Crestwood Midstream Partners LP. Unless otherwise indicated, references in this report to “we,” “us,” “our,” “ours,” “our company,” the “partnership,” the “Company,” “CMLP,” “Crestwood” and similar terms refer to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries, as the context requires. Unless otherwise indicated, references to (i) the Crestwood Merger refers to the October 7, 2013 merger of the Company’s wholly-owned subsidiary with and into Legacy Crestwood, with Legacy Inergy continuing as the surviving legal entity; (ii) Legacy Crestwood refers to either Crestwood Midstream Partners LP itself or Crestwood Midstream Partners LP and its consolidated subsidiaries prior to the Crestwood Merger; and (iii) Legacy Inergy refers to either Inergy Midstream, L.P. itself or Inergy Midstream, L.P. and its consolidated subsidiaries prior to the Crestwood Merger. See Note 3 for additional information on the Crestwood Merger.

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

On June 19, 2013, Crestwood Holdings acquired the owner of CEQP’s general partner and contributed to CEQP ownership of Crestwood Gas Services GP, LLC, which owned 100% of the general partnership interest and IDRs of Legacy Crestwood. Crestwood Holdings and First Reserve acquired control of CEQP as a result of these transactions. As a result of Crestwood Holding’s acquisition of control of CEQP, Crestwood Holdings acquired control of our general partner and, consequently, the Company on June 19, 2013.

On October 7, 2013, the merger of Legacy Inergy’s wholly-owned subsidiary with and into Legacy Crestwood (the Crestwood Merger) was completed, with Legacy Crestwood continuing as the surviving accounting entity. Immediately following the closing of the Crestwood Merger, on October 7, 2013, (i) Legacy Crestwood merged with and into Legacy Inergy, with Legacy Inergy continuing as the surviving legal entity, and (ii) Legacy Inergy changed its name to Crestwood Midstream Partners LP and changed its NYSE listing symbol to “CMLP”. Under the merger agreement, Legacy Crestwood unitholders received 1.07 units of Legacy Inergy units for each unit of Legacy Crestwood they owned and as a result, there were no Legacy Crestwood

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common or Class D units outstanding immediately following the merger. Additionally, Legacy Crestwood unitholders (other than Crestwood Holdings) received a one-time $34.9 million cash payment at the closing of the merger, or $1.03 per unit, $24.9 million of which was paid by Legacy Inergy and $10 million of which was paid by Crestwood Holdings.

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

Description of Business

We provide gathering, processing, storage and transportation solutions to customers in the crude oil, NGL and natural gas sectors of the energy industry. Our financial statements reflect three operating and reporting segments, including:

•
Gathering and Processing: our gathering and processing (G&P) operations provide natural gas gathering, processing,treating, compression, transportation services and sales of natural gas and the delivery of NGLs to producers in unconventional shale plays and tight-gas plays in West Virginia, Wyoming, Texas, Arkansas, New Mexico and Louisiana. This segment primarily includes our rich gas gathering systems and processing plants in the Marcellus, Powder River Basin (PRB) Niobrara, Barnett, and Permian Shale plays, and our dry gas gathering systems in the Barnett, Fayetteville, and Haynesville Shale plays;

•
Storage and Transportation: our storage and transportation operations provide regulated natural gas storage and transportation services to producers, utilities and other customers. This segment primarily includes our natural gas storage facilities (Stagecoach, Thomas Corners, Steuben and Seneca Lake) and our natural gas transmission facilities (the North-South Facilities, the MARC I Pipeline and the East Pipeline) in New York and Pennsylvania; and

•
NGL and Crude Services: our NGL and crude services operations provide NGLs and crude oil gathering, storage, marketing and transportation services to producers, refiners, marketers and other customers in or near unconventional shale plays in North Dakota and New York. This segment primarily includes our integrated Bakken crude oil footprint in North Dakota, which consists of (i) the COLT Hub, a crude oil rail loading and storage terminal, (ii) the Arrow crude oil, natural gas and water gathering systems, and (iii) our fleet of over-the-road crude and produced water transportation assets. This segment also includes our Bath storage facility and US Salt, a solution-mining and salt production company in New York.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements were originally the financial statements of Legacy Crestwood, prior to the Crestwood Merger and the merger of Legacy Crestwood with and into Legacy Inergy on October 7, 2013. Crestwood Holdings' acquisition of control of CEQP’s general partner on June 19, 2013 was accounted for as a reverse acquisition under the purchase method of accounting in accordance with accounting standards for business combinations.  CEQP's accounting for this reverse acquisition resulted in the legal acquiree (Crestwood Gas Services GP LLC) being the acquirer for accounting purposes. CEQP’s accounting acquiree (inclusive of Legacy Inergy) was subject to the purchase method of accounting and its balance sheet was adjusted to fair market value as of June 19, 2013. Accordingly, the merger of Legacy Crestwood and Legacy Inergy on October
7, 2013 was accounted for as a reverse merger amongst entities under common control with Legacy Crestwood continuing as the surviving entity for accounting purposes and Legacy Inergy continuing as the surviving entity for legal purposes. As the reverse merger was amongst entities under common control, the financial statements have been recasted to reflect the operations of Legacy Inergy as being acquired by Legacy Crestwood on June 19, 2013, the date in which Legacy Inergy and Legacy Crestwood came under common control.

Our consolidated financial statements are prepared in accordance with GAAP and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. Our consolidated financial statements for prior periods include reclassifications that were made to conform to the current year presentation, none of which impacted our previously reported net income, earnings per unit or partners' capital. In management’s opinion, all necessary adjustments to

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature.

Principles of Consolidation

We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity. The determination to consolidate or apply the equity method of accounting to an entity can also require us to evaluate whether that entity is considered a variable interest entity. This evaluation, along with the determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control or direct the policies, decisions or activities of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these consolidated financial statements. Actual results can differ from those estimates.

Cash

We consider all highly liquid investments with an original maturity of less than three months to be cash.

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

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is based on discounted cash flow projections, which is a Level 3 fair value measurement. Based on this evaluation, during the year ended December 31, 2014, we recorded a $13.2 million impairment in gain (loss) on long-lived assets in our consolidated statements of operations related to the property, plant and equipment of our gathering and processing assets located in the Granite Wash, which resulted from an announcement during the fourth quarter of 2014 by our

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

major customer of those assets that they would cease any substantial drilling in the Granite Wash in the near future given current and future anticipated market conditions related to natural gas, which negatively impacted our future cash flows related to these operations. We had approximately $20.2 million of property, plant and equipment related to our gathering and processing operations located in the Granite Wash as of December 31, 2014, which represents the fair value of those assets based on its projected cash flows over the useful lives of the assets of 17 years and a discount rate of 9.0%, which are Level 3 fair value measurements. We did not record any impairments of our long-lived assets during the years ended December 31, 2013 and 2012 based on this evaluation.

Identifiable Intangible Assets

Our identifiable intangible assets consist of customer accounts, covenants not to compete, trademarks, certain revenue contracts and deferred financing costs. Customer accounts, covenants not to compete, trademarks and certain of our revenue contracts have arisen from acquisitions. We amortize certain of our revenue contracts based on the projected cash flows associated with these contracts if the projected cash flows are reliably determinable, otherwise we amortize our revenue contracts on a straight-line basis. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the related debt using a method which approximates the effective interest method and has a weighted average life of six years. We recognize acquired intangible assets separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. For the year ended December 31, 2014, we recorded a $21.3 million impairment of our intangible assets in gain (loss) on long-lived assets in our consolidated statements of operations. This impairment was based on the intangible assets’ fair value, estimated primarily by utilizing discounted cash flow projections, which is a Level 3 fair value measurement.  This impairment was primarily related to a full impairment of our intangible assets associated with our gathering and processing operations located in the Granite Wash. This impairment resulted from an announcement in the fourth quarter of 2014 by our major customer of those assets that they would cease any substantial drilling in the Granite Wash in the near future given current and future anticipated market conditions related to natural gas in the Granite Wash.

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Weighted-Average Life (years)
Customer accounts	20
Covenants not to compete	3
Trademarks	5

Goodwill

Our goodwill represents consideration paid in excess of the fair value of the identifiable assets acquired in a business combination. We evaluate goodwill for impairment annually on December 31, and whenever events indicate that the fair value of a reporting unit could be less than its carrying amount. This evaluation requires us to compare the fair value of a reporting unit to its carrying value (including goodwill). If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. For a further discussion of the goodwill recorded during the year ended December 31, 2014, see Note 3.

We estimate the fair value of our reporting units based on a number of factors, including the potential value we would receive if we sold the reporting unit, discount rates and projected cash flows, which are Level 3 fair value measurements. Estimating projected cash flows requires us to make certain assumptions as it relates to future operating performance. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates. If the growth assumptions utilized in the current year impairment analysis prove inaccurate, we could incur an impairment charge.

For the year ended December 31, 2014, we recorded an impairment of goodwill of approximately $48.8 million related to four of our 10 reporting units including Granite Wash (G&P), Fayetteville (G&P), US Salt (NGL and Crude Services), and Watkins Glen (NGL and Crude Services).  The $14.2 million and $4.3 million impairments of our Granite Wash and Fayetteville

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill, respectively, resulted from a decrease in anticipated revenues to be generated from those operations due to our primary customers in those operations announcing the cessation of any significant drilling in the near future given current and future anticipated market conditions in those areas.  The $2.2 million impairment ( of our US Salt goodwill resulted from a decrease in anticipated revenues to be generated from those operations due primarily to the loss of a significant customer in 2014.  The $28.1 million impairment of our Watkins Glen goodwill resulted from delays and related uncertainty in the permitting of our proposed NGL storage facility. We had approximately $72.5 million, $12.6 million and $66.2 million of goodwill remaining on the balance sheet as of December 31, 2014 related to our Fayetteville, US Salt and Watkins Glen reporting units, respectively, which represents the fair value of the goodwill related to those reporting units at December 31, 2014, which is a Level 3 fair value measurement.

For the year ended December 31, 2013, we recorded an impairment of goodwill of approximately $4.1 million on our Haynesville/Bossier Shale system as a result of a decrease in anticipated revenues to be generated from those operations due primarily to our inability to renew and extend a significant revenue contract that expired in mid-2013.

Investment in Unconsolidated Affiliates

We evaluate our equity method investments for impairment when events or circumstances indicate that the carrying value of the equity method investment may be impaired. If an event occurs, we evaluate the recoverability of our carrying value based on the fair value of the investment. If an impairment is indicated, or if we decide to sell an investment in unconsolidated affiliate, we adjust the carrying values of the asset downward, if necessary, to their estimated fair values. Our fair value estimates are generally based on assumptions market participants would use, including marketing data obtained through the sales process.

Asset Retirement Obligations

An asset retirement obligation (ARO) is an estimated liability for the cost to retire a tangible asset. We record a liability for legal or contractual obligations to retire our long-lived assets associated with right-of-way contracts we hold and our facilities whether owned or leased. We record a liability in the period the obligation is incurred and estimable. An ARO is initially recorded at its estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is recognized for changes in the fair value of the liability as a result of the passage of time, which we record as depreciation, amortization and accretion expense on our consolidated statements of operations. The fair value of certain AROs could not be determined as the settlement dates (or range of dates) associated with these assets were not estimable. At December 31, 2014 and 2013, our AROs were reflected in other long-term liabilities on our consolidated balance sheets. See Note 5 for a discussion of our AROs.

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

Sales of crude oil, NGLs and salt are recognized at the time product is shipped or delivered to the customer depending on the sales terms. NGL processing fees are recognized upon delivery of the product. Revenues from the COLT Hub are recognized when the contractual services are provided, such as loading of customer rail cars. Revenues from storage and transportation contracts are recognized during the period in which the storage and transportation services are provided, such as providing storage and transportation services during the period a firm service contract is in place. We record deferred revenue when we receive amounts from our customers but have not met the criteria listed above. We recognize deferred revenue in our

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of operations when the criteria has been met and all services have been rendered. At December 31, 2014 and 2013, we had deferred revenue of approximately $11.6 million and $1.6 million, which is reflected in accrued expenses and other liabilities on our consolidated balance sheets.

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

We are responsible for the Texas Margin tax computed on the Texas franchise tax returns. The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.

Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement.

Environmental Costs and Other Contingencies

We recognize liabilities for environmental and other contingencies when there is an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of range is accrued.

We record liabilities for environmental contingencies at their undiscounted amounts on our consolidated balance sheets as accrued expenses and other liabilities when environmental assessments indicate that remediation efforts are probable and costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors. These estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and recognize a current period charge in operations and maintenance expenses when clean-up efforts do not benefit future periods.

We evaluate potential recoveries of amounts from third parties, including insurance coverage, separately from our liability. Recovery is evaluated based on the solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our consolidated balance sheet.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Price Risk Management Activities

In 2014, we began entering into daily and short-term forward crude purchase and sale agreements in our NGL and crude services segment. We utilize derivative financial instruments to (i) manage our exposure to commodity price risk, specifically, the related change in the fair value of inventory, as well as the variability of cash flows related to forecasted transactions; and (ii) ensure the availability of adequate physical supply of commodity. We record all derivative instruments on the balance sheet at their fair values as either assets or liabilities measured at fair value. Changes in the fair value of these derivative financial instruments are recorded through current earnings.

We did not have any derivatives identified as fair value hedges for accounting purposes or any derivatives designated as cash flow hedges for the year ended December 31, 2014. Our derivative instruments did not have a material impact on our financial statements during the year ended December 31, 2014.

Unit-Based Compensation

Long-term incentive awards are granted under our incentive plan. Unit-based compensation awards consist of restricted units that are valued at the closing market price of our common units on the date of grant, which reflects the fair value of such awards. For those awards that are settled in cash, the associated liability is remeasured at every balance sheet date through settlement, such that the vested portion of the liability is adjusted to reflect its revised fair value through compensation expense. We generally recognize the expense associated with the award over the vesting period.

Prior to the Crestwood Merger, Legacy Crestwood issued phantom units under its Fourth Amended and Restated 2007 Equity Plan (2007 Equity Plan). The 2007 Equity Plan was terminated in conjunction with the Crestwood Merger. See Note 11 for a further discussion of our long-term incentive plans.

New Accounting Pronouncements Issued But Not Yet Adopted

As of December 31, 2014, the following accounting standards had not yet been adopted by us.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We expect to adopt the provisions of this standard effective January 1, 2017 and are currently evaluating the impact that this standard will have on our financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides additional guidance on the consolidation of limited partnerships and on the evaluation of variable interest entities. We expect to adopt the provisions of this standard effective January 1, 2016 and are currently evaluating the impact, if any, that this standard may have on our financial statements.

Note 3 – Acquisitions

2014 Acquisitions

Crude Transportation Acquisitions (Bakken)

Red Rock. On March 21, 2014, we purchased substantially all of the operating assets of Red Rock Transportation Inc. (Red Rock) for approximately $13.8 million, comprised of $12.1 million paid at closing plus deferred payments of $1.8 million. Red Rock is a trucking operation located in Watford City, North Dakota which provides crude oil and produced water hauling services to the oilfields of western North Dakota and eastern Montana. The acquired assets include a fleet of approximately 56 trailer tanks, 22 double bottom body tanks and 44 tractors with 28,000 barrels per day of transportation capacity. We finalized the purchase price and allocated approximately $10.6 million of the purchase price to property, plant and equipment and intangible assets and approximately $3.2 million to goodwill. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets. These assets are included in our NGL and crude services segment.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The acquisitions of Red Rock and LT Enterprises were not material to our NGL and crude services segment's results of operations for the year ended December 31, 2014. In addition, transaction costs related to these acquisitions were not material for the year ended December 31, 2014.

2013 Acquisitions

Crestwood Merger

As described in Note 2, the merger of Legacy Crestwood with and into Legacy Inergy was accounted for as a reverse merger amongst entities under common control. This accounting treatment requires the accounting acquiree (Legacy Inergy) to have its assets and liabilities stated at fair value as well as any other purchase accounting adjustments as of June 19, 2013, the date in which Legacy Crestwood and Legacy Inergy came under common control. The fair value of Legacy Inergy was calculated based on the consolidated enterprise fair value of Legacy Inergy as of June 19, 2013. This consolidated enterprise fair value considered Legacy Inergy's (i) discounted future cash flows based on its operations; (ii) the stock price of Legacy Inergy; (iii) the value of its outstanding senior notes based on quoted market prices for same or similar issuances; and (iv) the value of its outstanding floating rate debt.
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
Of the $1,532.7 million of goodwill, $806.4 million is reflected in our NGL and crude services segment and $726.3 million is reflected in our storage and transportation segment. Goodwill recognized relates primarily to synergies and new expansion opportunities expected to result from the combination of Legacy Crestwood and Legacy Inergy.  During 2014, we recorded impairments of goodwill for certain of our reporting units acquired in the Crestwood Merger. See Note 2 for a further discussion of our goodwill impairments.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the period ended from June 19, 2013 to December 31, 2013, we recognized $148.6 million of operating revenues and $29.8 million of operating income related to this reverse acquisition. Transaction costs related to the Crestwood Merger were $2.1 million and $24.7 million for the years ended December 31, 2014 and 2013. These costs are reflected in general and administrative expenses in our consolidated statements of operations.
Arrow Acquisition

On November 8, 2013, we acquired Arrow Midstream Holdings, LLC (Arrow), a privately-held midstream company, for approximately $750 million, subject to customary capital expenditure and working capital adjustments of approximately $11.3 million, representations, warranties and indemnifications.  The acquisition was consummated by merging one of our wholly-owned subsidiaries with and into Arrow (the Arrow Acquisition), with Arrow continuing as the surviving entity and , as a result, our wholly-owned subsidiary. The base merger consideration consisted of $550 million in cash and 8,826,125 common units issued to the sellers, subject to adjustment for standard working capital provisions.

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
The $45.9 million of goodwill is reflected in our NGL and crude services segment. Goodwill recognized relates primarily to anticipated operating synergies between the assets acquired and our existing assets. During the year ended December 31, 2013, we recognized $218.8 million of operating revenues and $1.7 million of operating income related to this acquisition. Transaction costs related to the Arrow Acquisition were approximately $5.4 million and $1.2 million, for the years ended December 31, 2014 and 2013. These costs are included in general and administrative expenses in our consolidated statements of operations.

2012 Acquisitions

Antero Acquisition

On March 26, 2012, Crestwood Marcellus Midstream LLC (CMM) acquired from Antero gathering assets located in Harrison and Doddridge Counties, West Virginia (the Antero Acquisition) for approximately $376.8 million. The acquired assets consisted of a 33-mile low-pressure gathering system that delivers Antero’s Marcellus Shale production to various regional pipeline systems and MarkWest Energy Partners’ Sherwood Gas Processing Plant.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Antero Acquisition, Legacy Crestwood agreed to pay Antero conditional consideration in the form of potential additional cash payments of up to $40.0 million, depending on the achievement of certain defined average annual production levels achieved during 2012, 2013 and 2014. During 2012 and 2013, Antero did not meet the annual production level to earn additional payments. Based on our estimates of Antero’s 2014 production, we believed their production levels would exceed the annual production threshold in the earn-out provision and accordingly, we recognized a liability of $40.0 million and $31.4 million as of December 31, 2014 and 2013 that represented the fair value of the potential payments under the earn-out provision. We estimated the liability at December 31, 2013 based on the probability-weighted discounted cash flows using a 5.9% discount rate and our estimate of Antero’s production in 2014 (a Level 3 fair value measurement). In the first quarter of 2015, we expect to pay Antero $40.0 million under the earn-out provision.

Upon the closing of the Antero Acquisition, CMM entered into a 20-year, fixed-fee Gas Gathering and Compression Agreement (GGA) with Antero. The GGA provided for an area of dedication of approximately 127,000 gross acres, or 104,000 net acres, largely located in the rich gas corridor of the southwestern core of the Marcellus Shale play. Under the GGA, Antero committed to deliver minimum annual throughput volumes to us for a seven year period from January 1, 2012 to January 1, 2019, ranging from an average of 300 MMcf/d in 2012 to an average of 450 MMcf/d in 2018. During the period ended December 31, 2012, Antero delivered less than the minimum annual throughput volumes and at December 31, 2012, we recorded a receivable and deferred revenue of approximately $2.6 million due to Antero’s potential ability to recover this amount if Antero’s 2013 throughput volumes exceeded the minimum annual throughput volumes included in the GGA for 2013. In 2013, Antero paid us approximately $2.4 million to satisfy their minimum volume commitment. For the year ended December 31, 2013, Antero's throughput volumes exceeded the 2013 minimum thresholds and was sufficient to recover their 2012 minimum volume shortfall that was previously paid. As a result of Antero's recovery of their 2012 shortfall, we reclassified approximately $2.4 million from deferred revenue to other accounts payable at December 31, 2013 to reflect the amount we owed to Antero, which was paid in 2014. We reflect deferred revenue and other accounts payable as accrued expenses and other liabilities on our consolidated balance sheets.

Devon Acquisition

On August 24, 2012, we acquired certain gathering and processing assets in the NGL rich gas region of the Barnett Shale (the Devon Acquisition) from Devon Energy Corporation (Devon). We paid approximately $87.3 million for these assets. During the year ended December 31, 2013, we finalized the purchase price allocation of the assets acquired and liabilities assumed, and as a result, we reduced our depreciation, amortization and accretion expense by approximately $2.2 million.

The final purchase price allocation is as follows (in millions):

Cash	$87.9
Total purchase price	$87.9

Purchase price allocation:
Property, plant and equipment	$88.6
Total assets	88.6

Asset retirement obligation	0.5
Environmental liability	0.2
Total liabilities	0.7

Total	$87.9

Operating revenues, operating income and transaction costs related to the Devon Acquisition were immaterial to our results of operations for the year ended December 31, 2012. We believe that it is impracticable to present financial information for the acquired assets prior to the acquisition date due to the lack of availability of historical financial information related to the acquired assets, and because the 20-year fixed-fee gathering, processing and compression agreement with Devon has significantly different terms than the historical intercompany relationships between the acquired assets and Devon.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMAC Acquisition

On December 28, 2012, CMM acquired all of the membership interest of E. Marcellus Asset Company, LLC (EMAC) from Enerven Compression, LLC (Enerven) for approximately $95.0 million. We financed this acquisition through CMM's credit facility. At the time of acquisition, EMAC’s assets consisted of four compression and dehydration stations located on our gathering systems in Harrison County, West Virginia. These assets provide compression and dehydration services to Antero under a compression services agreement through 2018. Antero has the option to renew the agreement for an additional five years upon expiration of the original agreement.

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

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Information

The following table presents unaudited pro forma consolidated revenues, net income and net income per limited partner unit as if the Legacy Inergy reverse acquisition and the Arrow Acquisition had been included in our consolidated results for the year ended December 31, 2012 and for the entire year ended December 31, 2013 (in millions, except per unit information). All other acquisitions were immaterial in consolidation.

	Year Ended December 31,
	2013	2012
Revenues	$2,083.3	$1,184.5
Net income (loss)	$(21.0)	$50.1

Net income (loss) per limited partner unit(1):
Basic	$(0.61)	$0.29
Diluted	$(0.61)	$0.29

(1) Basic and diluted net income per limited partner unit for the year ended December 31, 2012 were computed based on the number of Legacy Inergy common units outstanding plus the number of common units issued by Legacy Inergy to Legacy Crestwood unitholders as part of the Crestwood Merger discussed in Note 1 and the number of units issued in conjunction with the Arrow acquisition.

These amounts have been calculated after applying our accounting policies and adjusting the results of the acquisitions to reflect the depreciation and amortization based on the estimated fair value adjustments to property, plant and equipment and intangible assets.

Note 4 – Certain Balance Sheet Information

Inventory

Inventory consisted of the following at December 31, 2014 and 2013 (in millions).

	December 31,
	2014	2013
Parts and supplies	$5.9	$4.5
Crude oil	0.9	1.4
Raw materials	0.3	0.4
Finished goods	0.9	0.7
Total inventory	$8.0	$7.0

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Gathering systems and pipelines	1,276.6	1,231.1
Facilities and equipment	1,468.8	1,041.0
Buildings, land, rights-of-way, storage contracts and easements	806.4	766.2
Vehicles	13.6	4.1
Construction in process	153.7	360.5
Base gas	37.5	36.3
Salt deposits	120.5	120.5
Office furniture and fixtures	6.4	6.0
	3,883.5	3,565.7
Less: accumulated depreciation and depletion	365.4	215.6
Total property, plant and equipment, net	$3,518.1	$3,350.1

Depreciation. Depreciation expense totaled $148.3 million, $87.1 million and $40.8 million for the years ended December 31, 2014, 2013 and 2012. Depletion expense totaled $0.7 million and $0.4 million for the years ended December 31, 2014 and 2013. Legacy Crestwood did not have depletion expense.

Capitalized Interest. During the year ended December 31, 2014, 2013 and 2012 we capitalized interest of $7.5 million. $3.4 million and $0.2 million related to certain expansion projects.

Capital Leases. We have a treating facility and certain auto leases which are accounted for as capital leases. Our treating facility lease is reflected in facilities and equipment in the above table. We had capital lease assets of $2.8 million and $5.0 million included in property, plant and equipment, net at December 31, 2014 and 2013.

Sale of Long-Lived Assets. In July 2013, we sold a cryogenic plant and associated equipment for approximately $11.0 million (net of fees) and recognized a gain of approximately $4.4 million for the year ended December 31, 2013.

Intangible Assets

Intangible assets consisted of the following at December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Customer accounts	$483.2	$476.4
Covenants not to compete	5.6	3.0
Gas gathering, compression and processing contracts	431.4	451.4
Acquired storage contracts	29.0	29.0
Trademarks	9.7	11.0
Deferred financing costs	54.3	54.3
	1,013.2	1,025.1
Less: accumulated amortization	137.0	54.3
Total intangible assets, net	$876.2	$970.8

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total of accumulated amortization of intangible assets by the type of intangible asset at December 31, 2014 and 2013:

	December 31,
	2014	2013
Customer accounts	$57.0	$13.4
Covenants not to compete	2.1	0.6
Gas gathering, compression and processing contracts	47.9	27.9
Acquired storage contracts	12.7	4.0
Trademarks	0.9	0.3
Deferred financing costs	16.4	8.1
Total accumulated amortization	$137.0	$54.3

Amortization and interest expense for the years ended December 31, 2014, 2013 and 2012, was approximately $81.0 million, $43.1 million and $15.9 million.

Estimated amortization of our intangible assets for the next five years is as follows (in millions):

Year Ending December 31,
2015	$89.6
2016	76.4
2017	63.5
2018	51.5
2019	44.6

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Accrued expenses	$23.7	$20.0
Accrued property taxes	2.1	7.6
Accrued product purchases payable	0.7	1.6
Tax payable	0.4	10.6
Interest payable	22.0	14.9
Accrued additions to property, plant and equipment	20.0	58.1
Commitments and contingent liabilities (Note 12)	40.0	31.4
Capital leases	1.3	2.6
Deferred revenue	11.6	1.6
Other	0.2	—
Total accrued expenses and other liabilities	$122.0	$148.4

Note 5 - Asset Retirement Obligations

We have legal obligations associated with right-of-way contracts we hold and at our facilities whether owned or leased. Where we can reasonably estimate the asset retirement obligation, we accrue a liability based on an estimate of the timing and amount

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of settlement. We record changes in these estimates based on changes in the expected amount and timing of payments to settle our obligations.

The following table presents the changes in the net asset retirement obligations for the years ended December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Net asset retirement obligation at January 1	$15.1	$14.0
Liabilities incurred	4.6	—
Acquisitions	1.2	—
Accretion expense	1.1	0.8
Changes in estimate	—	0.3
Net asset retirement obligation at December 31	$22.0	$15.1

We did not have any material assets that were legally restricted for use in settling asset retirement obligations as of December 31, 2014 and 2013.

Note 6 - Investments in Unconsolidated Affiliates

Jackalope Gas Gathering Services, L.L.C.

Crestwood Niobrara LLC (Crestwood Niobrara), our consolidated subsidiary, owns a 50% ownership interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope). Williams Partners LP operates and owns the remaining 50% interest in Jackalope. Crestwood Niobrara manages the commercial operations of the Jackalope system, and we account for our investment in Jackalope under the equity method of accounting. Our Jackalope investment is included in our gathering and processing segment.

In July 2013, Crestwood Niobrara acquired its interest in Jackalope from RKI Exploration and Production, LLC (RKI), an affiliate of Crestwood Holdings, for approximately $107.5 million. During the years ended December 31, 2014 and 2013, Crestwood Niobrara contributed $105.2 million and $19.6 million to Jackalope to fund the construction of its gathering and processing system.

Our investment in Jackalope was $232.9 million and $127.2 million at December 31, 2014 and 2013. We have reflected the earnings from our investment in Jackalope in our consolidated statements of operations, which includes our share of Jackalope's net earnings based on our ownership interest and other adjustments recorded by us as discussed below. Our share of Jackalope’s net earnings was approximately $3.6 million and $1.5 million for the years ended December 31, 2014 and 2013. As of December 31, 2014, our investment balance in Jackalope exceeded our equity in the underlying net assets of Jackalope by approximately $53.7 million. We amortize and generally assess the recoverability of this amount over 20 years, which represents the life of Jackalope’s gathering agreement with Chesapeake Energy Corporation (Chesapeake) and RKI. The amortization is reflected as reduction of our earnings from unconsolidated affiliates, and we recorded amortization expense of approximately $3.1 million and $1.4 million for the years ended December 31, 2014 and 2013.

Jackalope is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the year ended December 31, 2014 and 2013, Jackalope did not make any distributions to its members.

We entered into a construction agreement with Jackalope, pursuant to which we assumed the responsibility to construct a truck terminal and storage facility. Under this agreement, Jackalope reimburses us for all costs incurred on its behalf, therefore, no revenues are recognized under this agreement.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tres Palacios Holdings LLC
In December 2014, CEQP sold its 100% interest in Tres Palacios Storage Company LLC (Tres Palacios) to Tres Palacios Holdings LLC (Tres Holdings), a newly formed joint venture between CMLP Tres Manager LLC, our consolidated subsidiary, and an affiliate of Brookfield Infrastructure Group (Brookfield), for total cash consideration of approximately $132.8 million, of which $66.4 million was paid by us to Crestwood Equity. As a result of this transaction, we own 50.01% of Tres Holdings and we are the operator of Tres Palacios and its assets. Brookfield owns the remaining 49.99% interest in Tres Holdings. We account for our investment in Tres Holdings under the equity method of accounting, and the investment is included in our storage and transportation segment.
The acquisition of our 50.01% interest in Tres Palacios was considered a transaction between entities under common control and, as a result, we recorded our investment in Tres Palacios at approximately $35.8 million, which represented 50.01% of Crestwood Equity's historical basis in Tres Palacios. We reflected the difference between Crestwood Equity's historical basis and the cash paid by us in excess of Crestwood Equity's historical basis of approximately $30.6 million as a distribution to general partner.
Tres Palacios is a 38.4 Bcf multi-cycle, salt dome storage facility. Its 60-mile, dual 24-inch diameter header system (including a 51-mile north pipeline lateral and an approximate 11-mile south pipeline lateral) interconnects with 10 pipeline systems and can receive residue gas from the tailgate of Kinder Morgan Inc.'s Houston central processing plant.
Our investment in Tres Holdings was $36.0 million at December 31, 2014. We have reflected the earnings from our investment in Tres Holdings in our consolidated statements of operations, which includes our share of Tres Palacios' net earnings based on our ownership interest and other adjustments recorded by us as discussed below. Our share of Tres Holdings' net earnings was approximately $0.1 million for the year ended December 31, 2014. As of December 31, 2014, our equity in the underlying net assets of Tres Holdings exceeded our investment balance in Tres Holdings by approximately $30.6 million based on the transaction described above. We amortize and generally assess the recoverability of this amount over the life of the property, plant and equipment of Tres Palacios. The amortization is reflected as an increase in our earnings from unconsolidated affiliates, and we recorded amortization of approximately $0.1 million for the year ended December 31, 2014.
Tres Holdings is required, within 30 days following the end of each quarter, to make quarterly distributions of its available cash (as defined in its limited liability company agreement) to its members based on their respective ownership percentage. Tres Holdings' distribution requirement to its members commences with the quarter ended March 31, 2015.
We entered into an operating agreement with Tres Palacios, pursuant to which we assumed the responsibility of operating and maintaining the facilities as well as certain administrative and other general services identified in the agreement. Under this agreement, Tres Palacios reimburses us for all costs incurred on its behalf. We did not receive any reimbursements under this agreement during the year ended December 31, 2014.
Powder River Basin Industrial Complex, LLC

Crestwood Crude Logistics LLC (Crude Logistics), our consolidated subsidiary, owns a 50% ownership interest in Powder River Basin Industrial Complex, LLC (PRBIC) which we account for under the equity method of accounting. Our PRBIC investment is included in our NGL and crude services segment.

In September 2013, Crude Logistics and Enserco Midstream, LLC formed PRBIC to construct, own and operate and early stage crude oil terminal located in Douglas County, Wyoming. The terminal was placed in manifest service in August 2013. Crude Logistics paid approximately $22.5 million to acquire its interest in PRBIC. During the years ended December 31, 2014 and 2013, Crude Logistics contributed approximately $3.4 million and $1.9 million to PRBIC to fund its construction projects.

Our investment in PRBIC was $26.2 million and $24.2 million at December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, our share of PRBIC’s loss were approximately $1.4 million and $0.2 million. As of December 31, 2014 and 2013, our investment balance in PRBIC approximated our equity in the underlying net assets of PRBIC.

PRBIC is required to make quarterly distributions of its available cash to its members based on their respective ownership percentage. During the years ended December 31, 2014 and 2013, PRBIC did not make any distributions to its members. In February 2015, we received a cash distribution of approximately $0.3 million from PRBIC.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Financial Instruments

Fair Value

We separate the fair values of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instruments and would be reflected at the end of the period in which the change occurs. At December 31, 2014 and 2013, there were no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.

In September 2014, we began entering into daily and short-term forward crude purchase and sale agreements in our NGL and crude services segment related to available capacity on our crude contracts and facilities for our operations located in the Bakken and PRB Niobrara Shale plays. As of December 31, 2014, our outstanding positions and the related impact to our consolidated statement of operations associated with our risk management activities were not material.

As of December 31, 2014 and 2013, the carrying amounts of cash, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments. The fair value of the amount outstanding under our credit facility approximates its carrying amount as of December 31, 2014 and 2013 due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement. As discussed below, contemporaneously with the closing of the Crestwood Merger on October 7, 2013, we repaid and retired the credit facilities of Legacy Crestwood and CMM with borrowings under the Crestwood Midstream Revolver.

We estimate the fair value of our senior notes primarily based on quoted market prices for the same or similar issuances (representing a Level 2 fair value measurement). The following table reflects the carrying value and fair value of our senior notes (in millions):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Senior Notes	$351.0	$360.5	$351.2	$379.3
2020 Senior Notes	$504.0	$481.6	$504.7	$513.8
2022 Senior Notes	$600.0	$568.5	$600.0	$617.3

Debt

Long-term debt consisted of the following at December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Credit Facility	$555.0	$414.9
2019 Senior Notes	350.0	350.0
Premium on 2019 Senior Notes	1.0	1.2
2020 Senior Notes	500.0	500.0
Fair value adjustment of 2020 Senior Notes	4.0	4.7
2022 Senior Notes	600.0	600.0
Other	3.5	—
Total debt	2,013.5	1,870.8
Less: current portion	0.7	2.9
Total long-term debt	$2,012.8	$1,867.9

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

Description of Facility. We have a five-year $1.0 billion senior secured revolving credit facility due in October 2018 (the Credit Facility), which is available to fund acquisitions, working capital and internal growth projects and for general partnership purposes. The Credit Facility includes a sub-limit up to $25 million for same-day swing line advances and a sub-limit up to $250 million for letters of credit. Subject to limited exception, the Credit Facility is secured by substantially all of the equity interests and assets of our restricted domestic subsidiaries, and is joint and severally guaranteed by substantially all of our restricted domestic subsidiaries, except for Crestwood Niobrara LLC, Crestwood Crude Logistics LLC and CMLP Tres Manager LLC.

In June 2014, we amended the Credit Facility to clarify, among other things, (i) the methodology for calculating the value of our investment in certain joint ventures constituting unrestricted subsidiaries; and (ii) that redemptions, repurchases and retirements of equity interests are permitted to the extent made solely through the issuance of additional equity units. We did not pay any fees to our bank syndicate for this amendment.

At December 31, 2014 and 2013, the balance outstanding on the Credit Facility was $555.0 million and $414.9 million and outstanding standby letters of credit were $15.1 million and $30.7 million. We had $429.9 million of available capacity under the revolving credit facility at December 31, 2014 considering our most restrictive debt covenants under the facility. The interest rates on the Credit Facility are based on the prime rate and LIBOR plus the applicable spreads, resulting in interest rates which were between 2.66% and 4.75% at December 31, 2014 and 2.67% and 4.75% at December 31, 2013. The weighted-average interest rate as of December 31, 2014 and 2013 was 2.86% and 2.75%.

Borrowings under our Credit Facility (other than swing line loans) bear interest at its option at either:

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

Restrictive Covenants. The Credit Facility contains various covenants and restrictive provisions that limit our ability to, among other things, (i) incur additional debt; (ii) make distributions on or redeem or repurchase units; (iii) make certain investments and acquisitions; (iv) incur or permit certain liens to exist; (v) enter into certain types of transactions with affiliates; (vi) merger, consolidate or amalgamate with another company; and (vii) transfer or otherwise dispose of assets.

The Credit Facility requires maintenance of a consolidated leverage ratio (as defined in our credit agreement) of not more than 5.00 to 1.0 (and, if applicable, 5.50 to 1.0 during certain periods immediately following a material acquisition by us) and an interest coverage ratio (as defined in its credit agreement) of not less than 2.50 to 1.0. At December 31, 2014, the net debt to consolidated EBITDA was approximately 4.50 to 1.0 and consolidated EBITDA to consolidated interest expense was approximately 3.99 to 1.0.

In December 2014, we notified the administrative agent of our election to commence an Acquisition Period (as defined in our credit agreement) effective as of December 3, 2014. We made this election following our acquisition of a 50.01% indirect interest in Tres Palacios. Our consolidation leverage ratio (as defined in our credit agreement) increases to 5.50 to 1.0 during the 270-day Acquisition Period as a result of this election.

If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Credit Facility could be declared immediately due and payable. The Credit Facility also has cross default provisions that apply to any other material indebtedness of ours.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes

2019 Senior Notes. In April 2011, Legacy Crestwood and Crestwood Midstream Finance Corporation (Legacy Crestwood Finance, and together with Legacy Crestwood, the Legacy Crestwood Issuers) issued $200 million of 7.75% Senior Notes due 2019 (the Initial 2019 Senior Notes) in a private offering. On November 14, 2012, the Legacy Crestwood Issuers issued and sold an additional $150 million of these notes (the Additional 2019 Senior Notes, and together with the Initial 2019 Senior Notes, the 2019 Senior Notes). The 2019 Senior Notes will mature on April 1, 2019, and interest is payable semi-annually in arrears on April 1 and October 1 of each year.

Following the close of the Crestwood Merger on October 7, 2013, (i) the Company and Crestwood Midstream Finance Corp. (Finance Corp) assumed the obligations of Legacy Crestwood and Legacy Crestwood Finance under their 2019 Senior Notes; (ii) certain Legacy Crestwood subsidiary guarantors of the 2019 Senior Notes guaranteed the obligations of the Company and Finance Corp. under the 2020 Senior Notes described below; (iii) the Company’s subsidiary guarantors of the 2020 Senior Notes guaranteed obligations of Legacy Crestwood Issuers under the 2019 Senior Notes; and (iv) Legacy Crestwood Finance merged with and into NRGM Finance Corp., with NRGM Finance Corp. continuing as the surviving entity and immediately thereafter changing its name to Crestwood Midstream Finance Corp.

2020 Senior Notes. At December 31, 2014, the balance outstanding on our 6.0% Senior Notes due 2020 (the 2020 Senior Notes) was $500 million. We recorded an adjustment in conjunction with Legacy Crestwood GP's reverse acquisition of us to adjust the debt to fair value. At the December 31, 2014 and 2013, the unamortized balance of the adjustment was $4.0 million and $4.7 million. The adjustment is being amortized over the remaining life of the 2020 Senior Notes. The senior notes will mature on December 15, 2020, and interest is payable semi-annually in arrears on June 15 and December 15 of each year.

2022 Senior Notes. In November 2013, Crestwood Midstream and Finance Corp, completed an offering of $600 million in aggregate principal amount of 6.125% Senior Notes due 2022 (the 2022 Senior Notes) in a private offering exempt from registration requirements of the Securities Act of 1933. Crestwood Midstream used the net proceeds from the offering to fund a portion of the consideration paid in the Arrow Acquisition and related fees and expenses, and to repay borrowings under the Crestwood Midstream Revolver.

On July 17, 2014, we filed a registration statement with the SEC under which we offered to exchange the 2022 Senior Notes for any and all outstanding 2022 Senior Notes, which were issued in the private offering in November 2013.  We completed the exchange offer on August 29, 2014. The terms of the exchange notes are substantially identical to the terms of the 2022 Senior Notes, except that the exchange notes are freely tradable. At December 31, 2014, the balance outstanding on the 2022 Senior Notes was $600 million.

In general, each series of our senior notes are fully and unconditionally guaranteed, joint and severally, on a senior unsecured basis by our domestic restricted subsidiaries (other than Finance Corp.). The indentures contain customary release provisions, such as (i) disposition of all or substantially all of the assets of, or the capital stock of, a guarantor subsidiary to a third person if the disposition complies with the indentures; (ii) designation of a guarantor subsidiary as an unrestricted subsidiary in accordance with its indentures; and (iii) legal or covenant defeasance of a series of senior notes, or satisfaction and discharge of the related indenture; and (iv) guarantor subsidiary ceases to guarantee any other indebtedness of us or any other guarantor subsidiary, provided it no longer guarantees indebtedness under the Credit Facility.

The indentures restricts our ability and the ability of our restricted subsidiaries to, among other things, sell assets; redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; create or incur certain liens; enter into agreements that restrict distributions or other payments to us from our restricted subsidiaries; consolidate, merge or transfer all of substantially all of our assets; engage in affiliate transactions; and create unrestricted subsidiaries. These restrictions are subject to a number of important exceptions and qualifications, and many of these restrictions will terminate when the senior notes are rated investment grade by either Moody's Investors Service, Inc. or Standard & Poor's Rating Services and no default or event of default (each as defined in the respective indentures) under the indentures has occurred and is continuing. In addition, under the indenture governing our 2019 Senior Notes, we may not pay any dividend on our common units unless, among other things, at the time of and after giving effect to such dividend payment, no default under the indenture has occurred and is continuing or would occur as a consequence of such dividend payment.

At December 31, 2014, we were in compliance with the debt covenants and restrictions in each of its credit agreements discussed above.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Obligations

Non-interest bearing obligations due under noncompetition agreements consisted of agreement between Crestwood Midstream and sellers of certain companies acquired in 2014 with payments due through 2019 and imputed interest of 5.02%. Non-interest bearing obligations consisted of $4.0 million in total payments due under agreements, less unamortized discount based on imputed interest of $0.5 million at December 31, 2014.

Maturities

The aggregate maturities of principal amounts on our outstanding long-term debt and other notes payable as of December 31, 2014 for the next five years and in total thereafter are as follows (in millions):

2015	$0.7
2016	0.7
2017	0.7
2018	555.8
2019	350.6
Thereafter	1,100.0
Total debt	$2,008.5

Note 8 - Earnings Per Limited Partner Unit

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

The tables below show the (i) allocation of net income attributable to CMLP and the (ii) net income attributable to CMLP per limited partner unit based on the number of basic and diluted limited partner units outstanding for the years ended December 31, 2014, 2013 and 2012 (in millions):

Allocation of Net Income Attributable to CMLP
	Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to CMLP	$(38.7)	$(20.0)	$38.9
Class A preferred units interest in net income attributable to CMLP	(17.2)	—	—
General partner’s incentive distributions	(30.1)	(26.4)	(14.8)
General partner’s interest in net income attributable to CMLP after incentive distributions	—	(0.4)	(7.4)
Payment to Legacy Crestwood unitholders	—	(34.9)	—
Limited partners’ interest in net income (loss) attributable to CMLP after incentive distributions	$(86.0)	$(81.7)	$16.7

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Limited Partner Unit
	Year Ended December 31,
	2014	2013	2012
Limited partners’ interest in net income (loss)	$(86.0)	$(81.7)	$16.7
Weighted-average limited partner units - basic	187.9	99.2	64.7
Effect of diluted units	—	—	—
Weighted-average limited partner units - diluted	187.9	99.2	64.7

Basic earnings per unit:
Net income (loss) per limited partner	$(0.46)	$(0.82)	$0.26
Diluted earnings per unit:
Net income (loss) per limited partner	$(0.46)	$(0.82)	$0.26

We exclude potentially dilutive securities from the determination of diluted earnings per unit (as well as their related income statement impacts) when their impact on net income attributable to CMLP per limited partner unit is anti-dilutive. During the years ended December 31, 2014 and 2013, we excluded a weighted-average of 9,089,196 common units and 1,891,326 common units, representing Crestwood Niobrara's preferred units if converted to common units, from our diluted earnings per unit. During the year ended December 31, 2014, we also excluded a weighted-average of 7,441,255 common units, representing Class A preferred units if converted to common units, from our diluted earnings per unit. There were no units excluded from our dilutive earnings per share as we did not have any anti-dilutive units for the year ended December 31, 2012.

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

See Note 10 for a further discussion of the distributions and IDRs paid to the general partner during the three years ended December 31, 2014.

Note 9 - Income Taxes

The provision for income taxes for the years ended December 31, 2014, 2013, and 2012 consisted of current state taxes of approximately $0.7 million, $0.7 million and $1.2 million.  The effective rate differs from the statutory rate for the years ended

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013 and 2012 primarily due to the Partnership not being treated as a corporation for federal income tax purposes as discussed in Note 2.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We are responsible for the Texas Margin tax computed on the Texas franchise tax return. The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax. For the year ended December 31, 2014, we had a deferred tax liability of approximately $0.6 million associated with the Texas Margin Tax. For the years ended December 31, 2013, there were no deferred tax liability recognized on our consolidated balance sheet.

Uncertain Tax Positions. We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level deemed not to meet the more likely than not threshold would be recorded as a tax benefit or expense in the current year. We believe that there were no uncertain tax positions that would impact our operations for the years ended December 31, 2014, 2013 and 2012 and that no provision for income tax was required for these consolidated financial statements. However, our conclusions regarding the evaluation are subject to review and may change based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

Note 10 - Partners’ Capital

Class A Preferred Units

On June 17, 2014, we entered into definitive agreements with a group of investors, including Magnetar Financial, affiliates of GSO Capital Partners LP and GE Energy Financial Services (the Class A Purchasers). Under these agreements, we have agreed to sell to the Class A Purchasers and the Class A Purchasers have agreed to purchase from us up to $500 million of Preferred Units at a fixed price of $25.10 per unit on or before September 30, 2015. During the year ended December 31, 2014, the Class A Purchasers purchased 17,529,879 Preferred Units for a cash purchase price of $25.10 per unit resulting in gross proceeds to us of approximately $440.0 million (net proceeds of approximately $430.5 million after deducting transaction fees and offering expenses). Subject to certain conditions, holders of the Preferred Units will have the right to convert Preferred Units into (i) common units on a one-for-one basis after June 17, 2017, or (ii) a number of common units determined pursuant to a conversion ratio set forth in our partnership agreement upon the occurrence of certain events, such as a change in control. Also, subject to certain conditions after the full $500 million purchase commitment has been satisfied, we may convert the Preferred Units into common units at a conversion ratio set forth in the partnership agreement, which is based in part on the aggregate principal amount of the Preferred Units outstanding and the weighted average trading price of our common units.

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

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Units

Common Unit Issuances. We periodically sell common units in public offerings to generate funds to reduce our indebtedness under our credit facilities and to fund acquisitions. The table below presents limited partner unit issuances by Legacy Crestwood, Legacy Inergy and Crestwood Midstream.

Issuer	Issuance Date	Units		Per Unit Gross Price	Per Unit Net Price (1)	Net Proceeds
Legacy Crestwood	January 13, 2012	3,500,000		$30.73	$29.50	$103.1
Legacy Crestwood	July 25, 2012	4,600,000	(2)	26.00	24.97	114.4
Legacy Crestwood	March 22, 2013	5,175,000	(3)	23.90	23.00	118.5
Legacy Inergy	September 13, 2013	11,773,191	(4)	22.50	21.69	255.2
Crestwood Midstream	October 23, 2013	16,100,000	(5)	N/A	21.19	340.3

(1)	Price is net of underwriting discounts.

(2)	Includes 600,000 units that were issued in August 2012.

(3)	Includes 675,000 units that were issued in April 2013.

(4)	Includes 773,191 units that were issued on October 7, 2013.

(5)	Includes 2,100,000 units that were issued on October 30, 2013.

During 2011 and 2013, Legacy Crestwood issued Class C and Class D units, respectively, representing limited partner units. Legacy Crestwood had the option to pay distributions to its Class C and Class D unitholders with cash or by issuing additional paid-in-kind units based upon the volume common unit weighted-average price for 10 trading days immediately preceding the date the distribution was declared. On April 1, 2013, the outstanding Legacy Crestwood Class C units converted to common units on a one-for-one basis. In conjunction with the Crestwood Merger, Legacy Crestwood unitholders received 1.07 units of Legacy Inergy units for each unit of Legacy Crestwood they owned and as a result, there were no common or Class D units outstanding immediately following the Crestwood Merger. During 2013, Legacy Crestwood issued 183,995 and 292,660 additional Class C and Class D units in lieu of paying a quarterly cash distribution. For the year ended December 31, 2012, Legacy Crestwood issued 633,084 additional Class C units in lieu of paying quarterly cash distributions.
Equity Distribution Agreement. On July 10, 2014, we entered into an equity distribution agreement with certain financial institutions (each, a Manager), under which we may offer and sell from time to time through one or more of the Managers, common units having an aggregate offering price of up to $300.0 million. Common units sold pursuant to this at-the-market (ATM) equity distribution program will be issued under a registration statement that became effective on May 27, 2014. We will pay the Managers an aggregate fee of up to 2.0% of the gross sales price per common unit sold under our ATM program. We have not issued any common units under this equity distribution program as of December 31, 2014 and through the date of this filing.

Distributions

Prior to the Crestwood Merger, Legacy Crestwood’s Second Amended and Restated Agreement of Limited Partnership, dated February 19, 2008, as amended (Legacy Crestwood Partnership Agreement), required that, within 45 days after the end of each quarter, they distribute all of their available cash (as defined therein) to unitholders of record on the applicable record date, as determined by its general partner. Legacy Crestwood’s minimum quarterly distribution was $0.30 per unit, to the extent they had sufficient cash flows from operations after the establishment of cash reserve and payment of fees and expenses, including payments to its general partner.

Following the Crestwood Merger, our partnership agreement requires us to distribute, within 45 days after the end of each quarter, all available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The general partner is not be entitled to distributions on its non-economic general partner interest.

Distributions to General Partner

During the years ended December 31, 2014, 2013 and 2012, we paid cash distributions to our general partner (representing IDRs and distributions related to common units held by the general partner) of approximately $41.8 million, $26.2 million and $25.8 million.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 6, in December 2014, we paid approximately $66.4 million to acquire a 50.01% in Tres Palacios from Crestwood Equity. We reflected the difference between the cash paid by us in excess of Crestwood Equity's basis of approximately $30.6 million as a distribution to our general partner on our consolidated statement of partners' capital and our consolidated statement of cash flows for the year ended December 31, 2014.

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

During the year ended December 31, 2014, we issued 387,991 Class A Preferred Units to our preferred unitholders in lieu of paying quarterly cash distributions. On February 13, 2015 we issued 414,325 Class A Preferred Units to our preferred unitholders for the quarter ended December 31, 2014 in lieu of paying a cash distribution.

Distributions to Limited Partners

The following table presents quarterly cash distributions paid to our limited partners (excluding distributions paid to our general partner on its common units held) during the years ended December 31, 2014 and 2013. In addition, during the year ended December 31, 2013, we paid cash distributions of approximately $24.9 million as a result of the Crestwood Merger discussed below. During the year ended December 31, 2012, Legacy Crestwood paid cash distributions of $77.7 million to its limited partners.

Record Date	Payment Date	Per Unit Rate	Cash Distributions (in millions)
2014
February 7, 2014	February 14, 2014	$0.41	$74.1
May 8, 2014	May 15, 2014	$0.41	74.2
August 7, 2014	August 14, 2014	$0.41	74.1
November 7, 2014	November 14, 2014	$0.41	74.1
			$296.5
2013
January 31, 2013	February 12, 2013	$0.510	$21.0
April 30, 2013	May 10, 2013	$0.510	27.4
August 1, 2013	August 9, 2013	$0.510	27.4
August 7, 2013	August 14, 2013	$0.400	34.3	(1)
November 7, 2013	November 14, 2013	$0.405	69.5	(1)
			$179.6

(1)	Represents distributions associated with Legacy Inergy limited partner units.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 13, 2015, we paid a distribution of $0.41 per limited partner unit to unitholders of record on February 6, 2015 with respect to the fourth quarter of 2014.

Non-Controlling Partners

Crestwood Niobrara Preferred Interest. Crestwood Niobrara issued a preferred interest to a subsidiary of General Electric Capital Corporation and GE Structured Finance, Inc. (collectively, GE) in conjunction with the acquisition of its investment in Jackalope. The preferred interest is reflected as non-controlling interest in our consolidated financial statements. We allocated net income to the non-controlling interest based on the overall return attributable to the preferred security of approximately $16.8 million and $4.9 million during the years ended December 31, 2014 and 2013.

Pursuant to Crestwood Niobrara's agreement with GE, GE made capital contributions to Crestwood Niobrara in exchange for an equivalent number of preferred units. During the years ended December 31, 2014 and 2013, GE made capital contributions of $53.9 million and $96.1 million to Crestwood Niobrara. As of December 31, 2014, GE has fulfilled its capital contribution commitment to Crestwood Niobrara of $150.0 million and is no longer required to make quarterly contributions to Crestwood Niobrara.

Distributions to Non-Controlling Partners. Crestwood Midstream serves as the managing member of Crestwood Niobrara and, subject to certain restrictions, it has the ability to redeem GE’s preferred interest in either cash or Crestwood Midstream common units at an amount equal to the face amount of the preferred units plus an applicable return. During the years ended December 31, 2014 and 2013, Crestwood Niobrara issued 11,419,241 and 2,161,657 preferred units to GE in lieu of paying a cash distribution. On January 30, 2015, Crestwood Niobrara issued 3,680,570 preferred units to GE in lieu of paying a cash distribution. Beginning with the first quarter of 2015, Crestwood Niobrara no longer has the option to pay distributions to GE by issuing additional preferred units in lieu of paying a cash distribution.

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

Arrow. On November 7, 2013, we issued 8,826,125 common units as partial consideration of the Arrow Acquisition. See Note 3 for additional information regarding the Arrow Acquisition.

Other. During the year ended December 31, 2013, we received a contribution of approximately $5.5 million related to reimbursements of costs pursuant to our omnibus agreement with CEQP.

Note 11 - Equity Plans

Crestwood Midstream

Long-term incentive awards are granted under the Crestwood Midstream Partners LP Long Term Incentive Plan (Crestwood LTIP) in order to align the economic interests of key employees and directors with those of Crestwood's common unitholders and to provide an incentive for continuous employment. Long-term incentive compensation consist solely of grants of restricted common units (which represent limited partner interests of the Company) which vest based upon continued service.

During 2014, we have issued restricted unit awards, which were approved by either our Board compensation committee or pursuant to the authority granted by the Chief Executive Officer, to certain key employees. These awards vest upon continued service with the Company.

Crestwood LTIP. The following table summarizes information regarding restricted unit activity during the year ended December 31, 2014:

	Units	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2014	250,557	$22.13
Vested - restricted units	(208,361)	$22.15
Granted - restricted units	871,078	$23.25
Forfeited	(78,478)	$23.33
Unvested - December 31, 2014	834,796	$23.18

As of December 31, 2014 and 2013, we had total unamortized compensation expense of approximately $9.5 million and $1.8 million related to restricted units, which we expect will be amortized during the next three years (or sooner in certain cases, which generally represents the original vesting period of these instruments), except for grants to non-employee directors of our general partner, which vest over one year. We recognized compensation expense of approximately $11.2 million and $11.4 million (including $6.5 million recognized by Legacy Crestwood in 2013 as discussed below) during the years ended December 31, 2014 and 2013, which is included in general and administrative expenses on our consolidated statements of operations. An additional $6.9 million and $4.4 million of net compensation expense was allocated from CEQP to us during the years ended December 31, 2014 and 2013 (see Note 13). We granted restricted units with a grant date fair value of approximately $20.3 million during the year ended December 31, 2014.  As of December 31, 2014, we had 17,629,657 units available for issuance under the Crestwood LTIP.

Under the Crestwood LTIP, participants who have been granted restricted units may elect to have common units withheld to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the Crestwood LTIP on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. During the year ended December 31, 2014, we withheld 71,484 common units to satisfy employee tax withholding obligations.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Unit Purchase Plan. Beginning in September 2014, the board of directors of our general partner made available an employee unit purchase plan under which employees of the general partner may purchase our common units through payroll deductions up to a maximum of 10% of the employees' eligible compensation. Under the plan, we may purchase our common units on the open market for the benefit of participating employees based on their payroll deductions.  In addition, we may contribute an additional 10% of participating employees' payroll deductions to purchase additional Crestwood common units for participating employees. Unless increased by the board of directors of our general partner, the maximum number of common units that may be purchased under the plan is 200,000. In January 2015, there were 2,011 common units purchased through the unit purchase plan for the year ended December 31, 2014.

Legacy Crestwood

Prior to the Crestwood Merger, awards of phantom and restricted units were granted under the Legacy Crestwood Fourth Amended and Restated 2007 Equity Plan (the 2007 Equity Plan). The 2007 Equity Plan was terminated in conjunction with the Crestwood Merger. All of the unvested phantom and restricted units became vested upon consummation of the Crestwood Merger and all unamortized compensation expense related to those units was recognized on that date. The following table summarizes information regarding phantom and restricted unit activity:

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

As discussed above, the vesting period of our phantom and restricted units were accelerated upon consummation of the Crestwood Merger.  We recognized compensation expense under the 2007 Equity Plan of approximately $6.5 million and $1.9 million for the years ended December 31, 2013 and 2012, included in operating expenses on our consolidated statements of income. We granted phantom and restricted units under the 2007 Equity Plan with a grant date fair value of approximately $4.6 million and $4.7 million for the years ended December 31, 2013 and 2012. During the year ended December 31, 2013, we withheld 21,014 common units to satisfy employee tax withholding obligations.

Note 12 - Commitments and Contingencies

Legal Proceedings

Arrow Acquisition Class Action Lawsuit. Prior to the completion of the Arrow Acquisition on November 8, 2013, a train transporting over 50,000 barrels of crude oil produced in North Dakota derailed in Lac Megantic, Quebec, Canada on July 6, 2013. The derailment resulted in the death of 47 people, injured numerous others, and caused severe damage to property and the environment.  In October 2013, certain individuals suffering harm in the derailment filed a motion to certify a class action lawsuit in the Superior Court for the District of Megantic, Province of Quebec, Canada, on behalf of all persons suffering loss in the derailment (the Class Action Suit).

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2014, the plaintiffs filed their fourth amended motion to name Arrow and numerous other energy companies as additional defendants in the class action lawsuit. The plaintiffs have named at least 53 defendants purportedly involved in the events leading up to the derailment, including the producers and sellers of the crude being transported, the midstream companies that transported the crude from the well head to the rail system, the manufacturers of the rail cars used to transport the crude, the railroad companies involved, the insurers of these companies, and the Canadian Attorney General.  The plaintiffs allege, among other things, that Arrow (i) was a producer of the crude oil being transported on the derailed train, (ii) was negligent in failing to properly classify the crude delivered to the trucks that hauled the crude to the rail loading terminal, and (iii) owed a duty to the petitioners to ensure the safe transportation of the crude being transported.  The motion to authorize the class action and motions in opposition were heard by the Court in June 2014.  We anticipate a ruling from the Judge on the Petitioners' motion to authorize the class action in the first quarter of 2015.

There are three other lawsuits related to the Class Action Suit. Montreal Main & Atlantic Railway filed bankruptcy actions in both the U.S. Bankruptcy Court for the District of Maine and in the Canadian Bankruptcy Court. In addition, a lawsuit was filed in Cook County, Illinois on behalf of the deceased claimants, which is currently stayed due to the bankruptcy proceeding. We are not currently named as a defendant in these additional lawsuits; however, we have been notified by the bankruptcy trustees of a proposal to contribute to a settlement in exchange for a release from all claims related to the Class Action Suit. We are currently evaluating this proposal and negotiating with the Bankruptcy Trustee.

We will vigorously defend ourselves and, to the extent these actions proceed, we believe we have meritorious defenses to the claims.  Because these related actions are in the early stages of the proceeding, we are unable to estimate a reasonably possible loss or range of loss in this matter.  We also believe these claims are insurable under our insurance policy and we have notified our insurance company of them.

When we were served with the Class Action Suit, we notified the former owners of the Arrow system that the claims alleged in the Class Action Suit would, if true, result in breaches of certain representations and warranties made by the former sellers in the agreement under which we acquired Arrow. As part of the acquisition, we deposited 3,309,797 of our common units into an escrow account to cover potential indemnification claims made by us on or before December 31, 2014. Subject to indemnification claims paid out with escrowed units and any outstanding claims outstanding at year end, all common units remaining in the escrow account on January 1, 2015 were to be released to the former owners. In December 2014, we notified the escrow agent of our indemnification notices delivered to the former owners and instructed the escrow agent not to release any escrowed units to the former owners. On February 19, 2015, we received a summons for an action filed against us in the Supreme Court of the State of New York (County of New York), under which the former owners have asserted our indemnification notices regarding the Class Action Suit and our notice to the escrow agent breach the terms of the merger and escrow agreements and the implied covenant of good faith and fair dealing.  The former owners have requested declaratory and injunctive relief, as well as monetary damages. Although our insurance policies would not cover this action, we believe we have meritorious defenses to this lawsuit and will aggressively defend ourselves. We are unable to estimate a reasonably possible loss or range of loss in this matter due to the recent filing of this lawsuit.

General. We are periodically involved in litigation proceedings. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, then we accrue the estimated amount. The results of litigation proceedings cannot be predicted with certainty. We could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued. As of December 31, 2014 and 2013, we had less than $0.1 million accrued for our outstanding legal matters. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures for which we can estimate will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

Any loss estimates are inherently subjective, based on currently available information, and are subject to management's judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal proceedings, actual results may differ materially from any amounts that have been accrued.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Environmental Compliance

During the year ended December 31, 2014, we experienced three releases totaling approximately 28,000 barrels of produced water on our Arrow water gathering system located on the Fort Berthold Indian Reservation in North Dakota. We immediately notified the National Response Center, the Three Affiliated Tribes and numerous other regulatory authorities, and thereafter contained and cleaned up the releases completely and placed the impacted segments of these water lines back into service during the third quarter of 2014. During the year ended December 31, 2014, we recognized $4.6 million of operations and maintenance expense related to these releases, of which $1.1 million was included in other current liabilities on our balance sheet as of December 31, 2014. We will continue our remediation efforts to ensure the impacted lands are restored to their prior state, and we may potentially be subject to fines and penalties. We believe these releases are insurable events under our policies, and we have notified our insurance companies of these events. As of December 31, 2014, we had no amounts accrued for fines and penalties. We have not recorded an insurance receivable as of December 31, 2014.

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At December 31, 2014, our accrual of approximately $1.1 million was primarily related to the Arrow water releases described above, which is based on our undiscounted estimate of amounts we will spend on compliance with environmental and other regulations. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures (including the Arrow water releases described above) could range from approximately $1.1 million to $1.5 million. Our accrual and potential exposure related to our environmental matters was immaterial at December 31, 2013.

Commitments and Purchase Obligations

Operating Leases. We maintain operating leases in the ordinary course of our business activities. These leases include those for office buildings, crude oil railroad cars and other operating facilities and equipment. The terms of the agreements vary from 2015 until 2032.

Future minimum lease payments under noncancelable operating leases for the next five years ending December 31 and in total thereafter consist of the following (in millions):

Year Ending December 31,
2015	$6.6
2016	5.9
2017	5.3
2018	4.8
2019	4.6
Thereafter	16.3
Total minimum lease payments	$43.5

Rent expense for operating leases for the years ended December 31, 2014, 2013 and 2012, totaled $8.7 million, $7.6 million and $7.4 million.

Capital Leases. We have a treating facility and certain auto leases which are accounted for as capital leases. The terms of the agreements vary from 2015 until 2018. We recorded amortization of expense of approximately $2.9 million, $3.6 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments related to our capital leases at December 31, 2014 are as follows (in millions):

Year Ending December 31,
2015	$1.4
2016	0.8
2017	0.5
2018	0.2
Total payments	2.9
Imputed interest	(0.1)
Present value of future payments	$2.8

Our capital lease liabilities were $2.8 million and $4.7 million at December 31, 2014 and 2013 and are included in accrued expenses and other liabilities and other long-term liabilities on our consolidated balance sheets.

Purchase Commitments. We have entered into certain purchase commitments in connection with the identified growth projects primarily related to the Arrow development project in the Bakken Shale, certain upgrades to the US Salt facility and growth and maintenance obligations related to our G&P segment. At December 31, 2014, the total of our storage and transportation and NGL and crude services operations' firm purchase commitments was approximately $20.0 million and our gathering and processing segment purchase commitments totaled approximately $9.8 million. The majority of the purchases associated with these commitments are expected to occur over the next twelve months.

Note 13 - Related Party Transactions

Our general partner is indirectly owned by Crestwood Holdings. The affiliates of Crestwood Holdings and its owners are considered our related parties, including Sabine Oil and Gas LLC and Mountaineer Keystone LLC.

We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including gas gathering and processing services under long-term contracts, firm storage services, product purchases and various operating agreements. See Notes 6 and 10 for additional information on our related party transactions.

We do not have any employees. We share common management, general and administrative and overhead costs with CEQP. We have an omnibus agreement with CEQP that requires us to reimburse CEQP for all shared costs incurred on our behalf, except for certain unit based compensation costs which are treated as capital transactions. Prior to the Crestwood Merger, we were managed and operated by the directors and officers of Legacy Crestwood’s general partner. We had an omnibus agreement with Crestwood Holdings and the Legacy Crestwood general partner under which Legacy Crestwood reimbursed Crestwood Holdings for the provision of various general and administrative services for its benefit and for direct expenses incurred by Crestwood Holdings on its behalf. Crestwood Holdings billed Legacy Crestwood directly for certain general and administrative costs and allocated a portion of its general and administrative costs to Legacy Crestwood. Due to the nature of these shared costs, it is not practicable to estimate what the costs would have been on a stand-alone basis. Accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have occurred, if we operated as a stand-alone entity.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows revenues, costs of goods sold and general and administrative expenses from our affiliates for the years December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014 (1)	2013	2012
Gathering and processing revenues	$4.0	$74.9	$113.7
NGL and crude services revenues	$13.6	$7.2	$—
Gathering and processing costs of product/services sold(2)	$42.2	$32.5	$15.2
General and administrative expenses(3)	$63.6	$34.7	$19.5

(1)
Concurrent with the Crestwood Merger, Quicksilver Resources Inc. (Quicksilver) is no longer a related party, and as a result our transactions with Quicksilver subsequent to June 19, 2013, are now considered non-affiliated transactions.

(2)	Represents natural gas purchases from Sabine Oil and Gas.

(3)
Included in general and administrative expenses is approximately $6.9 million and $4.4 million of net unit-based compensation charges allocated to us from CEQP for the years ended December 31, 2014 and 2013.

The following table shows accounts receivable and accounts payable from our affiliates as of December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Accounts receivable	$0.3	$1.1
Accounts payable	$6.3	$8.7

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

Below is a reconciliation of our net income to EBITDA (in millions):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(21.9)	$(15.1)	$38.9
Add:
Interest and debt expense, net	111.4	71.4	35.8
Provision for income taxes	0.7	0.7	1.2
Depreciation, amortization and accretion	221.7	121.7	51.9
EBITDA	$311.9	$178.7	$127.8

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the reportable segment data for the years ended December 31, 2014, 2013 and 2012 (in millions).

	Year Ended December 31, 2014
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Revenues	$332.5	$179.1	$2,053.9	$—	$2,565.5
Costs of product/services sold	71.3	14.3	1,851.9	—	1,937.5
Operations and maintenance expense	62.9	16.6	59.5	—	139.0
General and administrative expense	—	—	—	85.4	85.4
Gain (loss) on long-lived assets, net	(32.7)	0.6	(1.5)	—	(33.6)
Goodwill impairment	(18.5)	—	(30.3)	—	(48.8)
Loss on contingent consideration	(8.6)	—	—	—	(8.6)
Earnings (loss) from unconsolidated affiliates, net	0.5	0.2	(1.4)	—	(0.7)
EBITDA	$139.0	$149.0	$109.3	$(85.4)	$311.9
Goodwill	$81.1	$726.3	$825.2	$—	$1,632.6
Total assets	$1,993.0	$1,981.2	$2,455.5	$166.8	$6,596.5
Purchases of property, plant and equipment	$245.7	$9.1	$147.8	$4.4	$407.0

	Year Ended December 31, 2013
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Revenues	$291.2	$90.1	$277.3	$—	$658.6
Costs of product/services sold	56.6	8.7	230.4	—	295.7
Operations and maintenance expense	54.9	9.9	8.5	—	73.3
General and administrative expense	—	—	—	80.7	80.7
Gain on long-lived assets	5.4	—	—	—	5.4
Goodwill impairment	(4.1)	—	—	—	(4.1)
Loss on contingent consideration	(31.4)	—	—	—	(31.4)
Earnings (loss) from unconsolidated affiliates, net	0.1	—	(0.2)	—	(0.1)
EBITDA	$149.7	$71.5	$38.2	$(80.7)	$178.7
Goodwill	$99.6	$936.5	$646.7	$—	$1,682.8
Total assets	$1,836.4	$2,190.5	$2,217.3	$157.6	$6,401.8
Purchases of property, plant and equipment	$271.2	$10.3	$52.1	$1.0	$334.6

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Gathering and Processing	Storage and Transportation	NGL and Crude Services	Corporate	Total
Revenues	$239.5	$—	$—	$—	$239.5
Costs of product/services sold	39.0	—	—	—	39.0
Operation and maintenance expense	43.1	—	—	—	43.1
General and administrative expense	—	—	—	29.6	29.6
EBITDA	$157.4	$—	$—	$(29.6)	$127.8
Goodwill	$95.0	$—	$—	$—	$95.0
Total assets	$1,587.9	$—	$—	$22.7	$1,610.6
Purchases of property, plant and equipment	$51.5	$—	$—	$1.1	$52.6

Major Customers

For the year ended December 31, 2014, revenues from Tesoro, QEP Midstream Partners (QEP) and Eighty-Eight Oil LLC were approximately $401.1 million, $285.1 million and $286.9 million, which exceeded 10% of our total consolidated revenues. Revenues from Tesoro, QEP and Eighty-Eight Oil LLC are reflected in our NGL and crude services segment. For the year ended December 31, 2013, revenues from Quicksilver were approximately $96.3 million which exceeded 10% of our total consolidated revenues. For the year ended December 31, 2012, revenues from Quicksilver and Antero were approximately $112.6 million and $25.5 million, which exceeded 10% of our total consolidated revenues. Revenues from Quicksilver and Antero are reflected in our gathering and processing segment.

Note 15 – Condensed Consolidating Financial Information

Crestwood is a holding company and own no operating assets and has no significant operations independent of our subsidiaries. Obligations under our Senior Notes and our Credit Facility are jointly and severally guaranteed by substantially all of our restricted domestic subsidiaries, except for Crestwood Niobrara, PRBIC and CMLP Tres Manager LLC and their subsidiaries (collectively, Non-Guarantor Subsidiaries). Crestwood Midstream Finance Corp., the co-issuer of our Senior Notes, is our 100% owned subsidiary and has no material assets, operations, revenues or cash flows other than those related to its service as co-issuer of our Senior Notes.

As summarized in the table below, the condensed consolidating financial statements for the year ended December 31, 2013 have been corrected for certain errors in presentation. There was no impact to our consolidated balance sheet or our consolidated statement of cash flows.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Parent		Guarantor Subsidiaries		Eliminations
	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported
	(in millions)
Assets
Accounts receivable	$4.4	$466.8	$199.4	$197.8	$—	$(459.7)
Accounts receivable - related party	1.1	—	—	—	—	—
Total accounts receivable	5.5	466.8	199.4	197.8	—	(459.7)
Total current assets	5.6	466.9	218.2	216.6	—	(459.7)

Goodwill and intangible assets, net	46.2	—	2,607.4	2,653.6	—	—
Investment in consolidated affiliates	6,053.0	6,385.2	—	—	(6,053.0)	(6,385.2)
Total assets	6,109.6	6,856.9	6,192.6	6,237.2	(6,053.0)	(6,844.9)

Liabilities and partners' capital
Accounts payable	$15.1	$782.7	$139.4	$(165.2)	$—	$(459.7)
Accounts payable - related party	5.4	—	3.3	—	—	—
Total accounts payable	20.5	782.7	142.7	(165.2)	—	(459.7)
Other current liabilities	26.4	11.5	124.7	145.0	—	—
Total current liabilities	46.9	794.2	267.4	(20.2)	—	(459.7)

Partners' capital	4,092.1	4,092.1	5,900.6	6,232.8	(5,952.0)	(6,284.2)
Total partners' capital	4,193.1	4,193.1	5,900.6	6,232.8	(6,053.0)	(6,385.2)
Total liabilities and partners' capital	6,109.6	6,856.9	6,192.6	6,237.2	(6,053.0)	(6,844.9)

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Parent		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported
Cash flows from operating activities:	$(46.1)	$3.9	$266.4	$216.4	$—	$—	$(33.8)	$(33.8)

Cash flows from investing activities:
Investment in unconsolidated affiliates, net	—	—	—	(24.4)	(151.5)	(127.1)	—	—
Capital contributions from consolidated affiliates	(106.4)	(82.0)	—	—	—	—	106.4	82.0
Other	—	(0.4)	11.1	11.1	—	—	—	0.4
Net cash provided by (used in) investing activities	(107.4)	(83.4)	(884.0)	(908.4)	(151.5)	(127.1)	106.4	82.4

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,930.9	382.9	141.9	1,689.9	—	—	—	—
Principal payments on long-term debt	(1,559.3)	(202.0)	(75.0)	(1,432.3)	—	—	—	—
Payments for debt-related deferred costs	(32.0)	(0.1)	—	(31.9)	—	—	—	—
Distributions paid	(359.7)	(219.3)	(33.8)	(174.2)	—	—	33.8	33.8
Contributions from parent	—	—	55.5	55.5	56.4	32.0	(106.4)	(82.0)
Net proceeds from the issuance of common units	714.0	118.5	—	595.5	—	—	—	—
Change in intercompany balances	(539.9)	—	539.9	0.4	—	—	—	(0.4)
Net cash provided by (used in) financing activities	153.6	79.6	619.1	693.5	152.5	128.1	(72.6)	(48.6)

The tables below present condensed consolidating financial statements for us (parent) on a stand-alone, unconsolidated basis, and our combined guarantor and combined non-guarantor subsidiaries as of and for the years ended December 31, 2014 and 2013.  The financial information may not necessarily be indicative of the results of operations, cash flows or financial position has the subsidiaries operated as independent entities. As discussed in Note 2, the Crestwood Merger was accounted for as a reverse merger between entities under common control, and as such, changes in the composition of guarantors and non-guarantors should be reflected retrospectively based on the guarantor structure that existed as of the end of the most recent balance sheet.  Accordingly, we have not reflected condensed consolidating financial information as of and for the years ended December 31, 2012 because our unrestricted subsidiaries were not formed or were not designated as unrestricted subsidiaries as of December 31, 2012.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
December 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$4.6	$—	$—	$4.6

Accounts receivable	1.2	240.3	—	—	241.5
Accounts receivable - related party	—	—	0.3	—	0.3
Total accounts receivable	1.2	240.3	0.3	—	241.8

Inventories	—	8.0	—	—	8.0
Other current assets	—	18.7	—	—	18.7
Total current assets	1.2	271.6	0.3	—	273.1

Property, plant and equipment, net	7.9	3,510.2	—	—	3,518.1
Goodwill and intangible assets, net	38.0	2,470.8	—	—	2,508.8
Investment in consolidated affiliates	6,296.7	—	—	(6,296.7)	—
Investment in unconsolidated affiliates	—	—	295.1	—	295.1
Other assets	—	1.4	—	—	1.4
Total assets	$6,343.8	$6,254.0	$295.4	$(6,296.7)	$6,596.5

Liabilities and partners' capital
Current liabilities:
Accounts payable	$4.8	$121.3	$—	$—	$126.1
Accounts payable - related party	4.2	1.9	0.2	—	6.3
Total accounts payable	9.0	123.2	0.2	—	132.4

Other current liabilities	23.0	99.7	—	—	122.7
Total current liabilities	32.0	222.9	0.2	—	255.1

Long-term liabilities:
Long-term debt, less current portion	2,012.8	—	—	—	2,012.8
Other long-term liabilities	1.6	29.6	—	—	31.2
Total long-term liabilities	2,014.4	29.6	—	—	2,044.0

Partners' capital	4,125.7	6,001.5	123.5	(6,125.0)	4,125.7
Interest of non-controlling partners in subsidiaries	171.7	—	171.7	(171.7)	171.7
Total partners' capital	4,297.4	6,001.5	295.2	(6,296.7)	4,297.4
Total liabilities and partners' capital	$6,343.8	$6,254.0	$295.4	$(6,296.7)	$6,596.5

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
December 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$0.1	$1.6	$1.0	$—	$2.7

Accounts receivable	4.4	199.4	0.2	—	204.0
Accounts receivable - related party	1.1	—	—	—	1.1
Total accounts receivable	5.5	199.4	0.2	—	205.1

Inventories	—	7.0	—	—	7.0
Other current assets	—	10.2	—	—	10.2
Total current assets	5.6	218.2	1.2	—	225.0

Property, plant and equipment, net	4.8	3,345.3	—	—	3,350.1
Goodwill and intangible assets, net	46.2	2,607.4	—	—	2,653.6
Investment in consolidated affiliates	6,053.0	—	—	(6,053.0)	—
Investment in unconsolidated affiliates	—	—	151.4	—	151.4
Other assets	—	21.7	—	—	21.7
Total assets	$6,109.6	$6,192.6	$152.6	$(6,053.0)	$6,401.8

Liabilities and partners' capital
Current liabilities:
Accounts payable	$15.1	$139.4	$—	$—	$154.5
Accounts payable - related party	5.4	3.3	—	—	8.7
Total accounts payable	20.5	142.7	—	—	163.2

Other current liabilities	26.4	124.7	0.2	—	151.3
Total current liabilities	46.9	267.4	0.2	—	314.5

Long-term liabilities:
Long-term debt, less current portion	1,867.9	—	—	—	1,867.9
Other long-term liabilities	1.7	24.6	—	—	26.3
Total long-term liabilities	1,869.6	24.6	—	—	1,894.2

Partners' capital	4,092.1	5,900.6	51.4	(5,952.0)	4,092.1
Interest of non-controlling partners in subsidiaries	101.0	—	101.0	(101.0)	101.0
Total partners' capital	4,193.1	5,900.6	152.4	(6,053.0)	4,193.1
Total liabilities and partners' capital	$6,109.6	$6,192.6	$152.6	$(6,053.0)	$6,401.8

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
Year Ended December 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$328.5	$—	$—	$328.5
Storage and transportation	—	179.1	—	—	179.1
NGL and crude services	—	2,040.3	—	—	2,040.3
Related party	—	17.6	—	—	17.6
	—	2,565.5	—	—	2,565.5
Costs of product/services sold:
Gathering and processing	—	29.1	—	—	29.1
Storage and transportation	—	14.3	—	—	14.3
NGL and crude services	—	1,851.9	—	—	1,851.9
Related party	—	42.2	—	—	42.2
	—	1,937.5	—	—	1,937.5
Expenses:
Operations and maintenance	—	139.0	—	—	139.0
General and administrative	49.4	36.0	—	—	85.4
Depreciation, amortization and accretion	0.9	220.8	—	—	221.7
	50.3	395.8	—	—	446.1
Other operating income (expense):
Loss on long-lived assets, net	—	(33.6)	—	—	(33.6)
Goodwill impairment	—	(48.8)	—	—	(48.8)
Loss on contingent consideration	—	(8.6)	—	—	(8.6)
Operating income (loss)	(50.3)	141.2	—	—	90.9
Loss from unconsolidated affiliates, net	—	—	(0.7)	—	(0.7)
Interest and debt expense, net	(111.4)	—	—	—	(111.4)
Equity in net income (loss) of subsidiary	139.8	—	—	(139.8)	—
Income (loss) before income taxes	(21.9)	141.2	(0.7)	(139.8)	(21.2)
Provision for income taxes	—	0.7	—	—	0.7
Net income (loss)	(21.9)	140.5	(0.7)	(139.8)	(21.9)
Net (income) loss attributable to non-controlling partners	—	—	(16.8)	—	(16.8)
Net income (loss) attributable to Crestwood Midstream Partners LP	(21.9)	140.5	(17.5)	(139.8)	(38.7)
Net income attributable to Class A preferred units	(17.2)	—	—	—	(17.2)
Net income (loss) attributable to partners	$(39.1)	$140.5	$(17.5)	$(139.8)	$(55.9)

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
Year Ended December 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Gathering and processing	$—	$216.3	$—	$—	$216.3
Storage and transportation	—	90.1	—	—	90.1
NGL and crude services	—	270.1	—	—	270.1
Related party	—	82.1	—	—	82.1
	—	658.6	—	—	658.6
Costs of product/services sold:
Gathering and processing	—	24.1	—	—	24.1
Storage and transportation	—	8.7	—	—	8.7
NGL and crude services	—	230.4	—	—	230.4
Related party	—	32.5	—	—	32.5
	—	295.7	—	—	295.7
Expenses:
Operations and maintenance	—	73.3	—	—	73.3
General and administrative	46.5	34.2	—	—	80.7
Depreciation, amortization and accretion	1.0	120.7	—	—	121.7
	47.5	228.2	—	—	275.7
Other operating income (expense):
Gain on long-lived assets, net	—	5.4	—	—	5.4
Goodwill impairment	—	(4.1)	—	—	(4.1)
Loss on contingent consideration	—	(31.4)	—	—	(31.4)
Operating income (loss)	(47.5)	104.6	—	—	57.1
Loss from unconsolidated affiliates, net	—	—	(0.1)	—	(0.1)
Interest and debt expense, net	(68.7)	(2.7)	—	—	(71.4)
Equity in net income (loss) of subsidiary	101.1	—	—	(101.1)	—
Income (loss) before income taxes	(15.1)	101.9	(0.1)	(101.1)	(14.4)
Provision for income taxes	—	0.7	—	—	0.7
Net income (loss)	(15.1)	101.2	(0.1)	(101.1)	(15.1)
Net (income) loss attributable to non-controlling partners	—	—	(4.9)	—	(4.9)
Net income (loss) attributable to Crestwood Midstream Partners LP	$(15.1)	$101.2	$(5.0)	$(101.1)	$(20.0)

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(165.6)	$488.5	$—	$—	$322.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19.5)	—	—	(19.5)
Purchases of property, plant and equipment	(4.3)	(402.7)	—	—	(407.0)
Investment in unconsolidated affiliates	—	—	(144.4)	—	(144.4)
Capital contribution from consolidated affiliates	(89.5)	—	—	89.5	—
Net cash provided by (used in) investing activities	(93.8)	(422.2)	(144.4)	89.5	(570.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,089.9	—	—	—	2,089.9
Principal payments on long-term debt	(1,949.8)	—	—	—	(1,949.8)
Payments on capital leases	(1.3)	(1.9)	—	—	(3.2)
Payments for debt-related deferred costs	(0.1)	—	—	—	(0.1)
Distributions paid	(368.9)	—	—	—	(368.9)
Contributions from parent	—	—	89.5	(89.5)	—
Net proceeds from issuance of preferred equity of subsidiary	—	—	53.9	—	53.9
Net proceeds from issuance of Class A preferred units	430.5	—	—	—	430.5
Taxes paid for unit-based compensation vesting	—	(1.6)	—	—	(1.6)
Change in intercompany balances	59.8	(59.8)	—	—	—
Other	(0.8)	—	—	—	(0.8)
Net cash provided by (used in) financing activities	259.3	(63.3)	143.4	(89.5)	249.9

Net change in cash	(0.1)	3.0	(1.0)	—	1.9
Cash at beginning of period	0.1	1.6	1.0	—	2.7
Cash at end of period	$—	$4.6	$—	$—	$4.6

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013
(in millions)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(46.1)	$266.4	$—	$(33.8)	$186.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(561.5)	—	—	(561.5)
Purchases of property, plant and equipment	(1.0)	(333.6)	—	—	(334.6)
Investment in unconsolidated affiliates	—	—	(151.5)	—	(151.5)
Capital contribution from consolidated affiliates	(106.4)	—	—	106.4	—
Other	—	11.1	—	—	11.1
Net cash provided by (used in) investing activities	(107.4)	(884.0)	(151.5)	106.4	(1,036.5)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,930.9	141.9	—	—	2,072.8
Principal payments on long-term debt	(1,559.3)	(75.0)	—	—	(1,634.3)
Payments on capital leases	(0.4)	(3.9)	—	—	(4.3)
Payments for debt-related deferred costs	(32.0)	—	—	—	(32.0)
Distributions paid	(359.7)	(33.8)	—	33.8	(359.7)
Contributions from parent	—	55.5	56.4	(106.4)	5.5
Net proceeds from issuance of common units	714.0	—	—	—	714.0
Net proceeds from issuance of preferred equity of subsidiary	—	—	96.1	—	96.1
Taxes paid for unit-based compensation vesting	—	(5.5)	—	—	(5.5)
Change in intercompany balances	(539.9)	539.9	—	—	—
Net cash provided by (used in) financing activities	153.6	619.1	152.5	(72.6)	852.6

Net change in cash	0.1	1.5	1.0	—	2.6
Cash at beginning of period	—	0.1	—	—	0.1
Cash at end of period	$0.1	$1.6	$1.0	$—	$2.7

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data is presented below (in millions, except per unit information):

	Quarter Ended
	March 31		June 30	September 30	December 31
2014
Revenues	$537.0		$675.7	$738.4	$614.4
Operating income (loss)	34.4		42.3	48.7	(34.5)	(1)
Earnings (loss) from unconsolidated affiliates, net	(0.1)		(1.5)	0.3	0.6
Net income (loss)	5.5		11.7	21.3	(60.4)
Net income (loss) attributable to partners	2.4		6.9	7.7	(72.9)
Net income (loss) per limited partner unit:
Basic	$(0.03)		$—	$—	$(0.43)
Diluted	$(0.03)		$—	$—	$(0.43)
2013
Revenues	$72.4		$80.1	$140.1	$366.0
Operating income (loss)	20.7		19.5	31.8	(14.9)	(2)
Earnings (loss) from unconsolidated affiliates, net	—		—	(0.4)	0.3
Net income (loss)	8.9		6.7	11.6	(42.3)
Net income (loss) attributable to partners	8.9		6.7	9.7	(45.3)
Net income (loss) per limited partner unit:
Basic(4)	$0.06	(3)	$(0.01)	$0.02	$(0.50)
Diluted(4)	$0.06	(3)	$(0.01)	$0.02	$(0.50)

(1)
Includes goodwill, property, plant and equipment and intangible impairments of approximately $48.8 million, $13.2 million and $21.3 million, respectively. See Note 2 for a further discussion of our impairments recorded during 2014.

(2)
Includes a $31.4 million loss on contingent consideration which reflects the fair value of an earn-out premium associated with the original acquisition of our Antero assets. See Note 3 for a further discussion of this non-cash charge.

(3)
Basic and diluted net income for each of the quarters ended September 30, 2013, were computed based on the number of common units issued by Legacy Inergy to Legacy Crestwood unitholders as part of the Crestwood Merger.

(4)	The accumulation of basic and diluted net income (loss) per limited partner unit does not total the amount for the year due to changes in ownership percentages throughout the year.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESTWOOD MIDSTREAM PARTNERS LP

		By:	Crestwood Midstream GP, LLC
(its general partner)

Date:	February 27, 2015	By:	/s/ ROBERT G. PHILLIPS
Robert G. Phillips
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Crestwood Midstream GP, LLC, as general partner of Crestwood Midstream Partners, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title
February 27, 2015	/S/ ROBERT G. PHILLIPS Robert G. Phillips, President, Chief Executive Officer and Director (Principal Executive Officer)

February 27, 2015	/S/ MICHAEL J. CAMPBELL Michael J. Campbell, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 27, 2015	/S/ STEVEN M. DOUGHERTY Steven M. Dougherty, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

February 27, 2015	/S/ ALVIN BLEDSOE Alvin Bledsoe, Director

February 27, 2015	/S/ MICHAEL G. FRANCE Michael G. France, Director

February 27, 2015	/S/ PHILIP D. GETTIG Philip D. Gettig, Director

February 27, 2015	/S/ WARREN H. GFELLER Warren H. Gfeller, Director

February 27, 2015	/S/ DAVID LUMPKINS David Lumpkins, Director

February 27, 2015	/S/ JOHN J. SHERMAN John J. Sherman, Director

February 27, 2015	/S/ DAVID M. WOOD David M. Wood, Director